Form 10-Q
period 2005-03-31
ISHARES COMEX GOLD TRUST
filed 2005-05-23
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

Sponsored by Barclays Global Investors, N.A.

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors, N.A.

45 Fremont Street

San Francisco, California 94105

(Address of principal executive offices)

(415) 597-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares COMEX Gold Trust

Balance Sheets

at March 31, 2005 (Unaudited) and

January 21, 2005 (Date of Inception)

(Amounts in $000’s)	March 31, 2005	January 21, 2005
ASSETS
Current Assets
Gold bullion (fair value $299,862 and $6,401, respectively)	$296,071	$6,401

Total Assets	$296,071	$6,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$—	$—

Total Liabilities	—	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized – 7,000,000 outstanding (at redemption value)	299,862	6,401
Retained Earnings	(3,791)	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,071	$6,401

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statement

For the period from January 21, 2005 (Date of Inception)

to March 31, 2005

(Unaudited)

($000’s except for earnings per share)
Sales
Proceeds from sales of gold to pay expenses	$323
Cost of gold sold to pay expenses	(316)

Realized gain on sales of gold to pay expenses	7
Realized gain on gold distributed for the redemption of shares	8,064

Total realized gain on sales and distributions of gold	8,071

Expenses
Sponsor’s fees	(323)

Net Income	$7,748

Earnings per share	$0.79
Weighted-average shares outstanding	9,813,571

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Changes in Shareholders’ Equity

For the period from January 21, 2005 (Date of Inception)

to March 31, 2005

(Unaudited)

Total Shareholders’ Equity
($000’s)
Balance, January 21, 2005	$—
Net Income	7,748
Adjustment of Redeemable shares to redemption value	(11,539)

Retained earnings, March 31, 2005	$(3,791)

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Cash Flows

For the period from January 21, 2005 (Date of Inception)

to March 31, 2005

(Unaudited)

($000’s)
Proceeds on sale of gold	$323
Expenses – Sponsor fee paid	(323)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the year	—

Cash, end of the year	$—

Supplemental disclosure of non-cash information
Carrying value of gold received for creation of shares	$653,766
Carrying value of gold distributed for redemption of shares at average cost	$(363,780)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2005 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors, N.A. (the “Sponsor”), a national banking association chartered in the United States and a wholly owned subsidiary of Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

The objective of the Trust is for the value of its shares to reflect, at any given time, the price of gold owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on January 25, 2005.

A.	Gold Bullion

For financial statement purposes, the gold bullion is valued at the lower of cost or market, using the average cost method. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity.

The following table summarizes activity in gold bullion during the period from January 21, 2005 through March 31, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401
Gold contributed	1,544.6	653,766	653,766
Gold distributed (Avg. cost)	(859.4)	(363,780)	(371,844)	$8,064
Gold sold (Avg. cost)	(0.7)	(316)	(323)	7
Adjustment for realized gain/ (loss)			8,071
Adjustment for unrealized gain on investments in gold			3,791

Ending balance	699.5	$296,071	$299,862	$8,071

B.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption as follows. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only deals with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on the AMEX or COMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

The per-share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the daily COMEX settlement price for the spot month gold futures contract to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per-share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a liability on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in retained earnings.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the gold bullion held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Shares	Amount
Balance, January 21, 2005	150	$6,401
Shares issued	15,450	653,766
Shares redeemed	(8,600)	(371,844)
Adjustment to redemption value		11,539

Balance, March 31, 2005	7,000	$299,862

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust will pay to the Sponsor a Sponsor’s fee that will accrue daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

E.	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

F.	Indemnifications

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

2.	CONCENTRATION RISK

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks and related institutions), an increase in the hedging activities of gold producers, and changes in the attitude towards gold of speculators and other market participants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the trust nor the sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors, N.A., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle, and the objective of the Trust is merely for the value of each share approximately to reflect, at any given time, the price of the gold bullion owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the AMEX under the symbol “IAU”

Valuation of Gold; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the trust and the net asset value per share. The Trustee values the gold held by the Trust using the settlement price announced that day by the COMEX as the settlement price for the spot month gold futures contract (i.e., the gold futures contract closest to maturity on that day). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of fees computed from the trust assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s fee”) the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of gold.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of our accounting policies.

Valuation of Gold Bullion

We record gold bullion held at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX settlement price for the spot month gold futures contract, which at any time is the spot month gold futures contract then closest to maturity (“COMEX Spot Settlement Price”). Should the market value of the gold bullion held be lower than its average cost, impairment to the carrying value of the gold will be recorded and the COMEX Spot Settlement Price will be used as the value for financial statement purposes. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The COMEX Spot Settlement Price is used since it is commonly used by the U.S. gold market as an indicator of the value of gold, and is required by the Depositary Trust Agreement. The difference between the COMEX Spot Settlement Price and other indicators of the value of gold bullion could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Period January 21, 2005 – March 31, 2005

The Trust’s net assets grew from $6,400,500 at January 21, 2005 to $299,862,304 at March 31, 2005, a 4,584.98% increase. The growth in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 150,000 at January 21, 2005 to 7,000,000 at March 31, 2005 as a consequence of 309 creations during the quarter for a total of 15,450,000 shares offset by 172 redemptions for a total of 8,600,000 shares. A positive change in the COMEX Spot Settlement Price, which rose 0.47% from $426.70 at January 21, 2005 to $428.7 at March 31, 2005, was a lesser factor in the Trust’s growth during the period but directly relates to the 0.40% rise in the Trust’s net asset value per outstanding share from $42.67 at January 21, 2005 to $42.84 at March 31, 2005, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $323,150 for the quarter, or 0.08% of the Trust’s average weighted assets of $423,552,891 during the quarter. The net asset value per share of $44.59 at March 13, 2005 was the highest during the quarter, compared with a low of $41.25 at February 8, 2005. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share, is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the period from January 21, 2005 through March 31, 2005 was $7,747,888, resulting from a net gain of $7,499 on the sale of gold to pay expenses and a net gain of $8,063,539 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $323,150. Other than the Sponsor’s fee, the Trust had no other ordinary or extraordinary expenses during the period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Since formation of the Trust and through March 31, 2005, 309 Baskets (15,450,000 shares) have been created, and 172 Baskets (8,600,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of gold)
1/21/05 to 1/31/05	—	—
2/1/05 to 2/28/05	—	—
3/1/05 to 3/31/05	8,600,000	0.0999

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors, N.A. Sponsor of the iShares COMEX Gold Trust (Registrant)

/s/ BLAKE GROSSMAN
Blake Grossman
Chief Executive Officer
(Principal executive officer)

Date:	May 23, 2005

/s/ FRANCIS RYAN
Francis Ryan
Chief Financial Officer
(Principal financial officer)

Date:	May 23, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.