Form 10-Q
period 2005-06-30
ISHARES COMEX GOLD TRUST
filed 2005-08-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

iShares COMEX Gold Trust

Balance Sheets

at June 30, 2005 (Unaudited) and

January 21, 2005 (Date of Inception)

(Dollar amounts in 000’s)	June 30, 2005	January 21, 2005
ASSETS
Current Assets
Gold bullion (fair value $174,053 and $6,401, respectively)	$169,014	$6,401

Total Assets	$169,014	$6,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$—	$—

Total Liabilities	—	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 4,000,000 outstanding at June 30, 2005 and 150,000 outstanding at January 21, 2005	174,053	6,401
Retained Earnings	(5,039)	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,014	$6,401

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the three months ended June 30, 2005 and the period from

January 21, 2005 (Date of Inception)

to June 30, 2005

(Unaudited)

(Dollar amounts in 000’s except for earnings per share)	Three months ended June 30, 2005	January 21, 2005 to June 30, 2005
Sales
Proceeds from sales of gold to pay expenses	$177	$500
Cost of gold sold to pay expenses	(175)	(491)

Realized gain on sales of gold to pay expenses	2	9
Realized gain on gold distributed for the redemption of shares	186	8,250

Total realized gain on sales and distributions of gold	188	8,259

Expenses
Sponsor’s fees	(177)	(500)

Net Income	$11	$7,759

Earnings per share	$0.00	$1.18
Weighted-average shares outstanding	4,098,901	6,583,540

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Changes in Shareholders’ Equity

For the period from January 21, 2005 (Date of Inception)

to June 30, 2005

(Unaudited)

Total Shareholders’ Equity ($000’s)
Balance, January 21, 2005	$—
Net Income	7,759
Adjustment of Redeemable shares to redemption value	(12,798)

Retained earnings, June 30, 2005	$(5,039)

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Cash Flows

For the period from January 21, 2005 (Date of Inception)

to June 30, 2005

(Unaudited)

($000’s)
Proceeds on sale of gold	$500
Expenses – Sponsor’s fee paid	(500)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the year	—

Cash, end of the year	$—

Supplemental disclosure of non-cash information
Carrying value of gold received for creation of shares	$653,766
Carrying value of gold distributed for redemption of shares at average cost	$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2005 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors, N.A. (the “Sponsor”), a national banking association chartered in the United States and owned by Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	699.5	$296,071	$299,862
Gold contributed
Gold distributed (Avg. cost)	(299.8)	(126,882)	(127,068)	$186
Gold sold (Avg. cost)	(0.4)	(175)	(177)	2
Adjustment for realized gain (loss)			188
Adjustment for unrealized gain on investments in gold			1,248

Ending balance	399.3	$169,014	$174,053	$188

The following table summarizes activity in gold bullion during the period from January 21, 2005 through June 30, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401
Gold contributed	1,544.6	653,766	653,766
Gold distributed (Avg. cost)	(1,159.2)	(490,662)	(498,912)	$8,250
Gold sold (Avg. cost)	(1.1)	(491)	(500)	9
Adjustment for realized gain (loss)			8,259
Adjustment for unrealized gain on investments in gold			5,039

Ending balance	399.3	$169,014	$174,053	$8,259

B.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only deals with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on the AMEX or COMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended June 30, 2005		January 21, 2005 to June 30, 2005
	Shares	Amount	Shares	Amount
Beginning balance	7,000	$299,862	150	$6,401
Shares Issued			15,450	653,766
Shares Redeemed	(3,000)	(127,068)	(11,600)	(498,912)
Adjustment to redemption value		1,259		12,798

Ending balance	4,000	$174,053	4,000	$174,053

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor has paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

Shares of the Trust trade on the AMEX under the symbol “IAU.”

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the financial statements for further discussion of our accounting policies.

Valuation of Gold Bullion

We record gold bullion held at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX settlement price for the spot month gold futures contract, which at any time is the gold futures contract then closest to maturity (“COMEX Spot Settlement Price”). Should the market value of the gold bullion held be lower than its average cost, impairment to the carrying value of the gold will be recorded and the COMEX Spot Settlement Price will be used as the value for financial statement purposes. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

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

The Quarter Ended June 30, 2005

The Trust’s net assets fell from $299,862,304 at March 31, 2005 to $174,053,422 at June 30, 2005, a 41.96% decrease. The decrease in the Trust’s net assets resulted primarily from a decrease in outstanding shares, which dropped from 7,000,000 at March 31, 2005 to 4,000,000 at June 30, 2005 as a consequence of 3,000,000 shares (60 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter.

A positive change in the COMEX Spot Settlement Price, which rose 1.68% from $428.70 at March 31, 2005 to $435.90 at June 30, 2005, directly relates to the 1.56% rise in the Trust’s net asset value per outstanding share from $42.84 at March 31, 2005 to $43.51 at June 30, 2005, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $176,627 for the quarter, or 0.10% (0.40% on an annualized basis) of the Trust’s average weighted assets of $175,114,223 during the quarter. The net asset value per share of $44.10 at June 23, 2005 was the highest during the quarter, compared with a low of $41.47 at June 1, 2005. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the quarter was $11,498, resulting from a net gain of $1,775 on the sale of gold to pay expenses and a net gain of $186,350 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $176,627. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

The Period January 21, 2005 (Date of Inception) through June 30, 2005

Cumulatively for the fiscal year to date, the Trust’s net assets grew from $6,400,500 at January 21, 2005 to $174,053,422 at June 30, 2005. The net asset value per share of the Trust rose 1.97% from $42.67 at January 21, 2005 to $43.51 at June 30, 2005 as a direct result of the COMEX Spot Settlement Price increase of 2.16% from $426.70 at January 21, 2005 to $435.90 at June 30, 2005, less Sponsor’s fees, which were $499,777 for the period, or 0.18% (0.40% on an annualized basis) of the Trust’s average weighted assets of $283,131,036 during the period.

Net income for the period from January 21, 2005 through June 30, 2005 was $7,759,386, resulting from a net gain of $9,274 on the sale of gold to pay expenses and a net gain of $8,249,889 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $499,777. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Since formation of the Trust and through June 30, 2005, 309 Baskets (15,450,000 shares) have been created, and 232 Baskets (11,600,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of gold)
1/21/05 to 1/31/05	—	—
2/1/05 to 2/28/05	—	—
3/1/05 to 3/31/05	8,600,000	0.0999
4/1/05 to 4/30/05	3,000,000	0.0999
5/1/05 to 5/31/05	—	—
6/1/05 to 6/30/05	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2005

/s/ FRANCIS RYAN
Francis Ryan
Chief Financial Officer
(Principal financial officer)

Date: August 9, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.