Form 10-Q
period 2005-09-30
ISHARES COMEX GOLD TRUST
filed 2005-11-14
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

i

Part I – Financial Information

Item 1.	Financial Statements

iShares COMEX Gold Trust

Balance Sheets

at September 30, 2005 and

January 21, 2005 (Date of Inception)

(Unaudited)

(Dollar amounts in 000’s)	September 30, 2005	January 21, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $238,530 and $6,401, respectively)	$217,721	$6,401

Total Assets	$217,721	$6,401

LIABILITIES
Current Liabilities	$—	$—

Total Liabilities	—	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 5,100,000 outstanding at September 30, 2005 and 150,000 outstanding at January 21, 2005	238,530	6,401
Shareholders’ Equity	(20,809)	—

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY	$217,721	$6,401

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the three months ended September 30, 2005 and the period from

January 21, 2005 (Date of Inception) to September 30, 2005

(Unaudited)

(Dollar amounts in 000’s except for Income (Loss) per share)	Three months ended September 30, 2005	January 21, 2005 to September 30, 2005
Revenues
Proceeds from sales of gold to pay expenses	$195	$695
Cost of gold sold to pay expenses	(188)	(679)

Gain on sales of gold to pay expenses	7	16
Gain on gold distributed for the redemption of shares	—	8,250

Total gain on sales and distributions of gold	7	8,266

Expenses
Sponsor’s fees	(195)	(695)

Net Income (Loss)	$(188)	$7,571

Income (Loss) per share	$(0.04)	$1.30
Weighted-average shares outstanding	4,440,217	5,804,150

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Changes in Shareholders’ Equity

For the period from January 21, 2005 (Date of Inception)

to September 30, 2005

(Unaudited)

(Dollar amounts in 000’s)
Shareholders’ Equity, January 21, 2005	$—
Net Income	7,571
Adjustment of Redeemable shares to redemption value	(28,380)

Shareholders’ Equity, September 30, 2005	$(20,809)

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Cash Flows

For the period from January 21, 2005 (Date of Inception)

to September 30, 2005

(Unaudited)

(Dollar amounts in 000’s)
Proceeds on sale of gold		$695
Expenses – Sponsor’s fee paid		(695)

Net cash provided by operating activities		—

Increase (decrease) in cash		—
Cash, beginning of the period		—

Cash, end of the period		$—

Reconciliation of net income to net cash provided by operating activities:
Net income		$7,571
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of shares	$(8,250)
Gain on sales of gold to pay expenses	(16)
Expenses – Sponsor’s fee paid	695

Total Adjustments		(7,571)

Net cash provided by operating activities		$—

Supplemental disclosure of non-cash information
Carrying value of gold received for creation of shares		$702,661
Carrying value of gold distributed for redemption of shares at average cost		$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2005 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The balance sheet as of January 21, 2005 is derived from audited financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on January 25, 2005.

A.	Gold Bullion

The Bank of Nova Scotia, the custodian, is responsible for safekeeping the gold owned by the Trust.

For financial statement purposes, the gold bullion is valued at the lower of cost or market, using the average cost method. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”).

The following table summarizes activity in gold bullion for the three months ended September 30, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	399.3	$169,014	$174,053
Gold contributed	109.7	48,895	48,895
Gold distributed (Avg. cost)
Gold sold (Avg. cost)	(0.4)	(188)	(195)	$7
Adjustment for realized gain (loss)			7
Adjustment for unrealized gain on gold bullion			15,770

Ending balance	508.6	$217,721	$238,530	$7

The following table summarizes activity in gold bullion during the period from January 21, 2005 (Date of Inception) through September 30, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401
Gold contributed	1,654.3	702,661	702,661
Gold distributed (Avg. cost)	(1,159.2)	(490,662)	(498,912)	$8,250
Gold sold (Avg. cost)	(1.5)	(679)	(695)	16
Adjustment for realized gain (loss)			8,266
Adjustment for unrealized gain on gold bullion			20,809

Ending balance	508.6	$217,721	$238,530	$8,266

B.	Redeemable Capital Shares

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

The per-share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the daily COMEX Spot Settlement Price to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per-share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended September 30, 2005		January 21, 2005* to September 30, 2005
	Shares	Amount	Shares	Amount
Beginning balance	4,000	$174,053	150	$6,401
Shares Issued	1,100	48,895	16,550	702,661
Shares Redeemed	—	—	(11,600)	(498,912)
Adjustment to redemption value		15,582		28,380

Ending balance	5,100	$238,530	5,100	$238,530

*	Date of Inception

C.	Federal Income Taxes

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

Valuation of Gold; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the trust and the net asset value per share. The Trustee values the gold held by the Trust using the COME Spot Settlement Price. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of fees computed from the trust assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of our accounting policies.

Valuation of Gold Bullion

We record gold bullion held at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX Spot Settlement Price. Should the market value of the gold bullion held be lower than its average cost, impairment to the carrying value of the gold will be recorded and the COMEX Spot Settlement Price will be used as the value for financial statement purposes. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The COMEX Spot Settlement Price is used since it is commonly used by the U.S. gold market as an indicator of the value of gold, and is required by the Depositary Trust Agreement. The use of an indicator of value of gold bullion other than the COMEX Spot Settlement Price could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Quarter Ended September 30, 2005

The Trust’s net assets rose from $174,053,422 at June 30, 2005 to $238,530,394 at September 30, 2005, a 37.04% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 4,000,000 at June 30, 2005 to 5,100,000 at September 30, 2005 as a consequence of 1,100,000 shares (22 baskets, each basket consisting of 50,000 shares) being created during the quarter.

A positive change in the COMEX Spot Settlement Price, which rose 7.59% from $435.90 at June 30, 2005 to $469.00 at September 30, 2005, directly relates to the 7.49% rise in the Trust’s net asset value per outstanding share from $43.51 at June 30, 2005 to $46.77 at September 30, 2005, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $194,898 for the quarter, or 0.10% of the Trust’s average weighted assets of $195,146,841 during the quarter. The net asset value per share of $47.10 at September 29, 2005 was the highest during the quarter, compared with a low of $41.88 at July 14, 2005. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the quarter was $187,792, resulting from a net gain of $7,106 on the sale of gold to pay expenses, offset by Sponsor’s fees of $194,898. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

The Period January 21, 2005 (Date of Inception) through September 30, 2005

Cumulatively for the fiscal year to date, the Trust’s net assets grew from $6,400,500 at January 21, 2005 to $238,530,394 at September 30, 2005. The net asset value per share of the Trust rose 9.61% from $42.67 at January 21, 2005 to $46.77 at September 30, 2005 as a direct result of the COMEX Spot Settlement Price increase of 9.91% from $426.70 at January 21, 2005 to $469.00 at September 30, 2005, less Sponsor’s fees, which were $694,676 for the period, or 0.28% of the Trust’s average weighted assets of $251,136,783 during the period.

Net income for the period from January 21, 2005 through September 30, 2005 was $7,571,594, resulting from a net gain of $16,381 on the sale of gold to pay expenses and a net gain of $8,249,889 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $694,676. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Since formation of the Trust and through September 30, 2005, 331 Baskets (16,550,000 shares) have been created, and 232 Baskets (11,600,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of gold)
1/21/05 to 1/31/05	—	—
2/1/05 to 2/28/05	—	—
3/1/05 to 3/31/05	8,600,000	0.0999
4/1/05 to 4/30/05	3,000,000	0.0999
5/1/05 to 5/31/05	—	—
6/1/05 to 6/30/05	—	—
7/1/05 to 7/31/05	—	—
8/1/05 to 8/31/05	—	—
9/1/05 to 9/30/05	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 14, 2005

/s/ FRANCIS RYAN
Francis Ryan
Chief Financial Officer (Principal financial officer)

Date: November 14, 2005

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.