Form 10-K
period 2005-12-31
ISHARES COMEX GOLD TRUST
filed 2006-03-31
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors, N.A.

45 Fremont Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Group

(Address of principal executive offices)

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

iShares	American Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of June 30, 2005, the registrant had 4,000,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $173,840,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Part I

Item 1.	Business.

The purpose of the trust is to own gold transferred to the trust in exchange for shares issued by the trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the trust. The assets of the trust consist primarily of gold held by the custodian on behalf of the trust. However, there may be situations where the trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the trust is Barclays Global Investors, N.A. The trustee of the trust is The Bank of New York and the custodian is The Bank of Nova Scotia.

During the first year of trust operations, net assets grew from $6,400,500 at January 21, 2005 to $368,339,392 by December 31, 2005, the trust’s fiscal year-end. Outstanding shares in the trust grew from the initial investment of 150,000 shares at January 21, 2005 to 7,150,000 shares outstanding at December 31, 2005.

The activities of the trust are limited to (1) issuing Baskets of iShares in exchange for the gold deposited with the custodian as consideration, (2) selling gold as necessary to cover the sponsor’s fee, trust expenses not assumed by the sponsor and other liabilities and (3) delivering gold in exchange for Baskets of iShares surrendered for redemption. The trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold.

Trust Objective

The objective of the trust is for the value of the iShares to reflect, at any given time, the price of gold owned by the trust at that time less the trust’s expenses and liabilities. The iShares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The iShares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the trust at such time less the trust expenses and liabilities. Although the iShares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

An investment in iShares is:

Backed by gold held by the custodian on behalf of the trust.

The iShares are backed by the assets of the trust. The trustee’s arrangements with the custodian contemplate that at the end of each business day there can be in the trust account no more than 430 ounces of gold in an unallocated form. Accordingly, the bulk of the trust’s gold holdings is represented by physical gold, identified on the custodian’s books as the property of the trust and held by the custodian in the vicinity of New York, Toronto, Montreal, London and other locations that may be authorized in the future.

As accessible and easy to handle as any other investment in shares.

Retail investors may purchase and sell iShares through traditional brokerage accounts. Because the intrinsic value of each iShare is a function of the price of only a fraction of an ounce of gold held by the trust, the cash outlay necessary for an investment in iShares should be less than the amount required for currently existing means of investing in physical gold. iShares are eligible for margin accounts.

Listed.

The iShares are listed and trade on the AMEX under the symbol “IAU.”

Relatively cost efficient.

Because the expenses involved in an investment in physical gold will be dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in gold for investors not otherwise in a position to participate directly in the market for physical gold.

Secondary Market Trading

While the objective of the trust is for the value of the iShares to reflect, at any given time, the price of gold owned by the trust at that time less the trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare or NAV. The NAV of iShares will fluctuate with changes in the market value of the trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and the AMEX. While the iShares trade on the AMEX until 4:15 P.M. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and COMEX (which usually closes from 1:30 P.M. until 2:00 P.M. New York time). As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of gold, the sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the trustee evaluates the gold held by the trust and determines the net asset value of the trust. For purposes of making these calculations, a business day means any day other than a day when the AMEX is closed for regular trading.

The trustee values the trust’s gold on the basis of that day’s announced COMEX settlement price for the spot month gold futures contract. At any point in time, the spot month contract is the futures contract then closest to maturity. If there is no announced COMEX settlement price for spot month gold futures on a business day, the trustee is authorized to use the most recently announced COMEX settlement price for spot month gold futures contracts unless the trustee, in consultation with the sponsor, determines that such price is inappropriate as a basis for evaluation.

The COMEX daily settlement price for each gold futures contract is established by a subcommittee of COMEX members shortly after the close of trading in New York. The daily settlement price for each contract (delivery month) is derived from the daily settlement price for the most active futures contract month, which is not necessarily the spot month. That settlement price for the most active futures contract month is the average, rounded off to the nearest multiple of ten cents, of the highest and lowest price of the trades for that contract month reported during the last one minute of trading prior to the close of the market.

For all other gold futures contract months, which may include the spot month, the settlement prices are determined by COMEX based upon the differentials reflected in spread trades between adjacent months, such differentials being directly or indirectly related to the most active month. These differentials are determined by the average of the highest and lowest spread trades (trades based upon the differential between the price for two contract months) reported during the last fifteen minutes of trading prior to the close of the market. In the case that there were no such spread trades, the average of the bids and offers for spread transactions during that last fifteen-minute period are used. In the case that there were no such bids and offers during that time, the contracts are settled at prices consistent with the differentials for other contract months that were settled by the first or second method. If the third method is used, the subcommittee of the COMEX members establishing those settlement prices provides a record of the differentials from other contract months which formed the basis for those settlements.

If the COMEX establishes, with the approval of, or after regulatory notification to, the CFTC, rules for regularly determining a gold price that is different from that described above, the trustee, in consultation with the sponsor, may decide to evaluate the gold held by the trust using such other COMEX gold price, and the new price will become effective 60 days after notice of the trustee’s decision is sent to the holders of iShares.

Once the value of the gold has been determined, the trustee subtracts all accrued fees (other than the fees to be computed by reference to the value of the trust or its assets), expenses and other liabilities of the trust from the total value of the gold and all other assets of the trust. The resulting figure is the adjusted net asset value of the trust, which is used to compute all fees (including the trustee’s and the sponsor’s fees) which are calculated from the value of the trust’s assets.

To determine the net asset value of the trust, the trustee subtracts from the adjusted net asset value of the trust the amount of accrued fees computed from the value of the trust’s assets. The trustee also determines the NAV by dividing the net asset value of the trust by the number of the iShares outstanding at the time the computation is made.

Trust Expenses

The trust’s only ordinary recurring expense is expected to be the sponsor’s fee. In exchange for the sponsor’s fee the sponsor has agreed to assume the following administrative and marketing expenses incurred by the trust: the trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses. The sponsor will also pay the costs of the trust’s organization and the initial sale of the iShares, including the applicable SEC registration fees.

The sponsor’s fee is accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the trust and is payable monthly in arrears. The trustee will, when directed by the sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment of the sponsor’s fee and of trust expenses or liabilities not assumed by the sponsor. The trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the trust’s expenses and the market price of gold. The custodian has agreed to purchase from the trust, at the request of the trustee, gold needed to cover trust expenses at a price equal to the price used by the trustee to determine the value of the gold held by the trust on the date of the sale.

The sponsor was paid $988,058 for the period covered by this report.

Deposit of Gold; Issuance of Baskets of iShares

The trust creates and redeems iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the sponsor and the trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of gold with the custodian, and the payment of the trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the trustee delivers the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. The sponsor and the trustee maintain a current list of Authorized Participants. Gold deposited with the custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the London Good Delivery Standards of the London Bullion Market Association.

Before making a deposit, the Authorized Participant must deliver to the trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the custodian. The date the trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the trustee after 4:00 p.m. (New York time) on a business day are treated as received on the next following business day. Gold can be delivered to the custodian in the vicinity of New York, Toronto, Canada, Montreal, Canada, London, England, or at other locations that may be authorized in the future.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount (in effect at the time of the creation of the trust) was 5,000 fine ounces of gold. On each day that the AMEX is open for regular trading, the trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the COMEX determines settlement prices, including the settlement price for the spot month gold futures contract and how the trustee determines the NAV. The trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of iShares in each Basket (50,0000) and dividing the resulting product by that day’s COMEX settlement price for the spot month gold futures contract. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated by the sponsor via electronic mail message to all Authorized Participants, and available in the sponsor’s website for the iShares. The AMEX also publishes the Basket Gold Amount determined by the trustee as indicated above.

Because the sponsor has assumed what are expected to be most of the trust’s expenses, and the sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the trust multiplied by 0.40%), in the absence of any extraordinary expenses or liabilities the amount of gold by which the Basket Gold Amount decreases each day is predictable. The sponsor makes available on each business day, through the same channels used to disseminate the actual Basket Gold Amount determined by the trustee as indicated above, an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the custodian in respect of purchase orders placed by them on such next business day and accepted by the trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the trustee, the Authorized Participant will be required to deposit with the custodian the Basket Gold Amount determined by the trustee on the effective date of the purchase order.

No iShares are issued unless and until the custodian has informed the trustee that it has allocated to the trust’s account (except that any amounts of less than 430 ounces may be held in the trust account on an unallocated basis) the corresponding amount of gold. In accordance with the procedures that the custodian has agreed to follow in connection with the creation of iShares, gold received by the custodian no later than 11:30 a.m. (local time at the place of delivery) is required to be allocated to the trust’s account no later than 9:00 a.m. (New York time) on

(a) the same day, if it is delivered to the custodian’s account at The Bank of England;

(b) the second business day thereafter, if it does not exceed

(i) 500,000 fine ounces, in the case of gold that, prior to the transaction, was already in the possession of the custodian (e.g. if the custodian held it for the account of the Authorized Participant party to the transaction), or

(ii) 50,000 fine ounces, in the case of gold which, prior to the transaction, was not in the possession of the custodian (i.e., gold that is first delivered in physical form to the custodian in connection with the transaction); or

(c) the fourth business day thereafter, in the case of more than 50,000 fine ounces but less than 100,000 fine ounces of gold that, prior to the transaction, was not in the possession of the custodian.

In all other cases, the custodian’s obligation is to allocate gold to the trust’s account as soon as practicable after its receipt at the custodian’s facilities.

Redemption of Baskets of iShares; Withdrawal of Gold

Authorized Participants, acting on authority of the registered holder of iShares, may surrender Baskets of iShares in exchange for the corresponding Basket Gold Amount announced by the trustee. Upon the surrender of such iShares and the payment of the trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. iShares can only be surrendered for redemption in Baskets of 50,000 iShares each.

Before surrendering Baskets of iShares for redemption, an Authorized Participant must deliver to the trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the gold represented by such Baskets. The date the trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the trustee after 4:00 p.m. (New York time) on a business day are treated as received on the next following business day.

The custodian may make the gold available for collection at its office or at the office of a sub-custodian if the gold is being held by a sub-custodian. Gold is delivered at the locations designated by the trustee, in consultation with the custodian. Redeeming Authorized Participants are entitled to express a preference as to where they would like to have gold delivered, but have no right to receive delivery at a specified location.

Unless otherwise agreed to by the Custodian, gold is delivered to the redeeming Authorized Participants in the form of physical bars only (except that any amount of less than 430 ounces may be transferred to an unallocated account of or as ordered by, the redeeming Authorized Participant).

Redemptions may be suspended only (i) during any period in which regular trading on the AMEX or the COMEX is suspended or restricted or one or both exchanges are closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

Fees and Expenses of the Trustee

•	Each deposit of gold for the creation of Baskets of iShares and each surrender of Baskets of iShares for the purpose of withdrawing trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the trustee of a fee of $2,000.

•	The trustee will be entitled to reimburse itself from the assets of the trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the trust or in connection with any discretionary action the trustee may take to protect the trust or the interests of the holders.

Trust Expenses and Gold Sales

In addition to the fee payable to the sponsor, the following expenses are paid out of the assets of the trust:

•	any expenses or liabilities of the trust that are not assumed by the sponsor;

•	any taxes and other governmental charges that may fall on the trust or its property;

•	expenses and costs of any action taken by the trustee or the sponsor to protect the trust and the rights and interests of holders of iShares; and

•	any indemnification of the sponsor as described below.

The trustee sells the trust’s gold from time to time as necessary to permit payment of the fees and expenses that the trust is required to pay. See “Trust Expenses.”

The trustee is not responsible for any depreciation or loss incurred by reason of sales of gold made in compliance with the Trust Agreement.

Payment of Taxes

The trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell trust assets, by public or private sale, to pay any taxes owed. Registered holders of iShares will remain liable if the proceeds of the sale are not enough to pay the taxes.

Item 1A.	Risk Factors.

Because the iShares are created to reflect the price of the gold held by the trust, the market price of the iShares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold iShares for a short-, mid-or long-term.

iShares are created to reflect, at any given time, the market price of gold owned by the trust at that time less the trust’s expenses and liabilities. Because the value of iShares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the iShares will change widely and in an unpredictable manner. This exposes your investment in iShares to potential losses if you need to sell your iShares at a time when the price of gold is lower than it was when you made your investment in iShares. Even if you are able to hold iShares for the mid-or long-term you may never have a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in iShares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of iShares. Among them:

•	Large sales by the official sector. A significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. If one or more of these institutions decides to sell in amounts large enough to cause a decline in world gold prices, the price of the iShares will be adversely affected.

•	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the iShares.

•	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the iShares.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the iShares. If that is the case, you will be buying iShares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

The amount of gold represented by the iShares will continue to decrease over the life of the trust due to the sales necessary to pay the sponsor’s fee and trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the iShares will also decline and you will lose money on your investment in iShares.

Although the sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the trust, not all trust expenses have been assumed by the sponsor. For example, any taxes and other governmental charges that may be imposed on the trust’s property will not be paid by the sponsor. As part of its agreement to assume some of the trust’s ordinary administrative expenses, the sponsor has agreed to pay legal fees and expenses of the trust not in excess of $100,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the trust.

Because the trust does not have any income, it needs to sell gold to cover the sponsor’s fee and expenses not assumed by the sponsor. The trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the sponsor. The only source of funds to cover those liabilities will be sales of gold held by the trust. Even if there are no expenses other than those assumed by the sponsor, and there are no other liabilities of the trust, the trustee will still need to sell gold to pay the sponsor’s monthly fee. The result of these periodic sales is that the amount of gold represented by each iShare will decrease. New deposits of gold, received in exchange for new iShares issued by the trust, do not reverse this trend.

A decrease in the amount of gold represented by each iShare results in a decrease in its price even if the price of gold has not changed. To retain the iShare’s original price, the price of gold has to increase. Without that increase, the lower amount of gold represented by the iShare will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lower amount of gold represented by each iShare, you will sustain losses on your investment in iShares.

An increase in the trust expenses not assumed by the sponsor, or the existence of unexpected liabilities affecting the trust, will force the trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each iShare and a corresponding decrease in its value.

The trust is a passive investment vehicle. This means that the value of your iShares may be adversely affected by trust losses that, if the trust had been actively managed, it might have been possible to avoid.

The trustee does not actively manage the gold held by the trust. This means that the trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the trust will adversely affect the value of your iShares.

The price received upon the sale of iShares may be less than the value of the gold represented by them.

The result obtained by subtracting the trust’s expenses and liabilities on any day from the price of the gold owned by the trust on that day is the net asset value of the trust which, when divided by the number of iShares outstanding on that date, results in the net asset value per iShare (“ NAV”).

iShares may trade at, above or below their NAV. The NAV of iShares will fluctuate with changes in the market value of the trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per iShare may be influenced by non-concurrent trading hours between the major gold markets and the AMEX. While the iShares will trade on the AMEX until 4:15 P.M. New York time, liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX (which usually closes from 1:30 P.M. until 2:00 P.M. New York time). As a result, during this time, trading spreads, and the resulting premium or discount on iShares, may widen.

The liquidation of the trust may occur at a time when the disposition of the trust’s gold will result in losses to investors in iShares.

The trust will have limited duration. If certain events occur, at any time, the trustee will have to terminate the trust. Otherwise, the trust will terminate automatically after forty years.

Upon termination of the trust, the trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the trust. The remaining gold will be distributed among investors surrendering iShares. Any gold remaining in the possession of the trustee after 90 days may be sold by the trustee and the proceeds of the sale will be held by the trustee until claimed by any remaining holders of iShares. Sales of gold in connection with the liquidation of the trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in iShares.

There may be situations where an Authorized Participant is unable to redeem a basket of shares. To the extent the value of gold decreases, these delays may result in a decrease in the value of the gold the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all shareholders in the secondary market.

Although iShares surrendered by Authorized Participants in basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on the AMEX or COMEX is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem iShares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption baskets of iShares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the trust upon the redemption of its iShares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in iShares during periods of suspension, decreasing the number of potential buyers of iShares in the secondary market and, therefore, the price a shareholder may receive upon sale.

The liquidity of the iShares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one of more Authorized Participants which have substantial interests in iShares withdraw from participation, the liquidity of the iShares will likely decrease which could adversely affect the market price of the iShares and result in your incurring a loss on your investment.

Authorized Participants with large holdings may choose to terminate the trust.

Holders of 75% of the iShares have the power to terminate the trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in gold through the vehicle of the trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the trust.

The lack of an active trading market for the iShares may result in losses on your investment at the time of disposition of your iShares.

Although iShares are listed for trading on the AMEX, you should not assume that an active trading market for the iShares will develop or be maintained. If you need to sell your iShares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your iShares (assuming you are able to sell them).

If the process of creation and redemption of Baskets of iShares encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the iShares closely linked to the price of gold may not exist and, as a result, the price of the iShares may fall.

If the processes of creation and redemption of shares (which depend on timely transfers of gold to and by the custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets of iShares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the iShares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the iShares may decline and the price of the iShares may fluctuate independently of the price of gold and may fall.

As an owner of iShares, you will not have the rights normally associated with ownership of other types of shares.

iShares are not entitled to the same rights as shares issued by a corporation. By acquiring iShares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your iShares or to take other actions normally associated with the ownership of shares.

As an owner of iShares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, or the protections afforded by the Commodity Exchange Act of 1936.

The trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of iShares do not have the regulatory protections provided to investors in investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads do not apply to the trust.

The trust does not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the Commodity Futures Trading Commission (“CFTC”). Furthermore, the trust is not a commodity pool for purposes of the CEA, and its sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor. Consequently, the owner of iShares does not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. Consequently, the trustee is not subject to registration as a commodity pool operator and the owners of iShares do not receive the disclosure document and certified annual report required to be delivered by a commodity pool operator.

The value of the iShares will be adversely affected if gold owned by the trust is lost or damaged in circumstances in which the trust is not in a position to recover the corresponding loss.

The responsibility of the custodian for loss or damage to the trust’s gold is not unlimited. The agreement with the custodian contemplates that under certain circumstances the custodian will not be responsible for loss or damage to the trust’s gold in the custodian’s possession. For example, losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the custodian will be sustained by the trust. Any loss of gold owned by the trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the iShares are traded on the AMEX.

Gold transferred to the trust in connection with the creation of Baskets of iShares may not be of the quality required under the Trust Agreement. The trust will sustain a loss if the trustee issues iShares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing iShares.

The procedures agreed to with the custodian contemplate that the custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets of iShares. The custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each person that deposits gold in the trust is liable to the trust if that gold does not meet the requirements of the Trust Agreement. The custodian will not be responsible or liable to the trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of iShares are issued in exchange for gold of inferior quality and the trust is not able to recover damages from the person that deposited that gold, the total value of the assets of the trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the iShares trade on the AMEX will also be adversely affected.

The value of the iShares will be adversely affected if the trust is required to indemnify the trustee as contemplated in the Trust Agreement.

Under the Trust Agreement, the sponsor has a right to be indemnified from the trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the sponsor may require the assets of the trust to be sold in order to cover losses or liability suffered by the sponsor. Any sale of that kind would reduce the net asset value of the trust and the value of the iShares.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The iShares have traded on the AMEX under the symbol “IAU” since its initial public offering on January 21, 2005. For each of the quarters during the fiscal year ended December 31, 2005, the high and low sale prices of the iShares as reported for AMEX transactions were as follows:

Fiscal year ended December 31, 2005	High	Low
First Quarter (commencing January 21, 2005)	$44.50	$41.30
Second Quarter	$44.08	$41.55
Third Quarter	$47.15	$41.94
Fourth Quarter	$52.66	$45.58

The number of record holders of the shares of the registrant as of March 24, 2006 was approximately 137.

b)	Not applicable.

c)	No redemptions of shares occurred during the fourth quarter of the period covered by this report.

Item 6.	Selected Financial Data.

Financial Highlights (for the period from January 21, 2005 to December 31, 2005)

(Dollar amounts in 000’s except for Income per share)

Total Assets	$316,959
Total gain on sales and distributions of gold	$8,297
Net Income	$7,309
Weighted-average shares outstanding	5,881,594
Income per share	$1.24
Net cash flows	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the trust nor the sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

Valuation of Gold; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the trust and the net asset value per share. The Trustee values the gold held by the Trust using the COMEX Spot Settlement Price. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of fees computed from the trust assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX Spot Settlement Price. Should the market value of the gold bullion held be lower than its average cost, impairment to the carrying value of the gold will be recorded and the COMEX Spot Settlement Price will be used as the value for financial statement purposes. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

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

The following chart shows the daily COMEX Gold Spot Settlement Prices for the calendar year ended December 31, 2005:

The Period January 21, 2005 (Date of Inception) through December 31, 2005

Cumulatively for the fiscal period, the Trust’s net assets grew from $6,400,500 at January 21, 2005 to $368,339,392 at December 31, 2005, a 5654.85% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 150,000 at January 21, 2005 to 7,150,000 at December 31, 2005 as a consequence of 18,600,000 shares (372 baskets, each basket consisting of 50,000 shares) being created and 11,600,000 shares (232 baskets, each basket consisting of 50,000 shares) being redeemed during the fiscal period.

A positive change in the COMEX Spot Settlement Price, which rose 21.19% from $426.70 at January 21, 2005 to $517.10 at December 31, 2005, directly relates to the 20.74% rise in the Trust’s net asset value per outstanding share from $42.67 at January 21, 2005 to $51.52 at December 31, 2005, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due mainly to Sponsor’s fees, which were $988,058 for the fiscal period, or 0.38% of the Trust’s average weighted assets of $262,920,683 during the fiscal period. The net asset value per share of $52.65 at December 12, 2005 was the highest during the fiscal period, compared with a low of $41.25 at February 8, 2005. The net asset value of the Trust is obtained by subtracting the Trust’s daily liability for expenses on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the period from January 21, 2005 through December 31, 2005 was $7,309,434, resulting from a net gain of $47,603 on the sale of gold to pay expenses and a net gain of $8,249,889 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $988,058. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the fiscal period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s except for income (loss) per share)

	Three months ended				Jan. 21, 2005 to Dec. 31, 2005
	March 31, 2005*	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenues
Proceeds from sales of gold to pay expenses	$323	$177	$195	$293	$988
Cost of gold sold to pay expenses	(316)	(175)	(188)	(262)	(941)

Gain on sale of gold to pay expenses	7	2	7	31	47
Gain on gold distributed for the redemption of shares	8,064	186	—	—	8,250

Total gain on sales and distributions of gold	8,071	188	7	31	8,297

Expenses

Sponsor’s fees	(323)	(177)	(195)	(293)	(988)

Net Income (Loss)	$7,748	$11	$(188)	$(262)	$7,309

Income (Loss) per share	$0.79	$0.00	$(0.04)	$(0.04)	$1.24
Weighted-average shares outstanding	9,813,571	4,098,901	4,440,217	6,094,565	5,881,594

*	For the period from January 21, 2005 (date of inception) to March 31, 2005.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from January 21, 2005 (inception of the Trust) to December 31, 2005.

Item 9A.	Controls and Procedures.

The principal executive officer and principal financial officer of the Sponsor, with the participation of the Trustee, have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), and have concluded that the disclosure controls and procedures of the Registrant were effective as of the end of the period covered by this annual report.

There were no changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Not applicable.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

The Sponsor has no knowledge of any person being the beneficial owner of more than five percent of the shares of the Trust or any arrangement which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the period from January 21, 2005 through December 31, 2005 were:

Audit fees	$72,500
Audit-related fees	$—
Tax fees	$—
All other fees	$24,385

$96,885

Other fees include fees for services provided to assist in establishing a formula to be applied by a web tool for the benefit of shareholders of the trust to help them estimate their taxable income, expenses and gains or losses solely for U.S. federal income tax purposes.

(5) The Registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2005 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-112589 on January 25, 2005

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares COMEX Gold Trust

Financial Statements as of December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares COMEX Gold Trust:

In our opinion, the accompanying balance sheets and the related income statement, statement of changes in shareholders’ equity (deficit) and statement of cash flows present fairly, in all material respects, the financial position of the iShares COMEX Gold Trust (the “Trust”) at December 31, 2005 and January 21, 2005, and the results of its operations and its cash flows for the period from January 21, 2005 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 27, 2006

iShares COMEX Gold Trust

Balance Sheets

at December 31, 2005 and

January 21, 2005 (Date of Inception)

(Dollar amounts in 000’s)	December 31, 2005	January 21, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $368,339 and $6,401, respectively)	$316,959	$6,401

Total Assets	$316,959	$6,401

LIABILITIES
Current Liabilities	$—	$—

Total Liabilities	—	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 7,150,000 outstanding at December 31, 2005 and 150,000 outstanding at January 21, 2005	368,339	6,401
Shareholders’ Equity (Deficit)	(51,380)	—

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$316,959	$6,401

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statement

For the period from

January 21, 2005 (Date of Inception) to December 31, 2005

(Dollar amounts in 000’s except for Income per share)
Revenues
Proceeds from sales of gold to pay expenses	$988
Cost of gold sold to pay expenses	(941)

Gain on sales of gold to pay expenses	47
Gain on gold distributed for the redemption of shares	8,250

Total gain on sales and distributions of gold	8,297

Expenses
Sponsor’s fees	(988)

Net Income	$7,309

Income per share	$1.24
Weighted-average shares outstanding	5,881,594

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Changes in Shareholders’ Equity (Deficit)

For the period from January 21, 2005 (Date of Inception)

to December 31, 2005

(Dollar amounts in 000’s)
Net Income	$7,309
Adjustment of Redeemable shares to redemption value	(58,689)

Shareholders’ Equity (Deficit), December 31, 2005	$(51,380)

See notes to the financial statements.

iShares COMEX Gold Trust

Statement of Cash Flows

For the period from January 21, 2005 (Date of Inception)

to December 31, 2005

(Dollar amounts in 000’s)
Proceeds on sale of gold		$988
Expenses – Sponsor’s fee paid		(988)

Net cash provided by operating activities		—

Increase (decrease) in cash		—
Cash, beginning of the period		—

Cash, end of the period		$—

Reconciliation of net income to net cash provided by operating activities:
Net income		$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of shares	$(8,250)
Gain on sales of gold to pay expenses	(47)
Proceeds from sales of gold to pay expenses	988

Total Adjustments		(7,309)

Net cash provided by operating activities		$—

Supplemental disclosure of non-cash information
Carrying value of gold received for creation of shares		$802,161
Carrying value of gold distributed for redemption of shares at average cost		$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors, N.A. (the “Sponsor”), a national banking association chartered in the United States and majority-owned by Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

The following table summarizes activity in gold bullion during the period from January 21, 2005 (Date of Inception) through December 31, 2005 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401
Gold contributed	1,858.6	802,161	802,161
Gold distributed (Avg. cost)	(1,159.2)	(490,662)	(498,912)	$8,250
Gold sold (Avg. cost)	(2.1)	(941)	(988)	47
Adjustment for realized gain (loss)			8,297
Adjustment for unrealized gain on gold bullion			51,380

Ending balance	712.3	$316,959	$368,339	$8,297

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares for the period from January 21, 2005 (Date of Inception) to December 31, 2005, is as follows (all balances in 000’s):

	Shares	Amount
Beginning balance	150	$6,401
Shares Issued	18,600	802,161
Shares Redeemed	(11,600)	(498,912)
Redemption value adjustment		58,689

Ending balance	7,150	$368,339

C.	Federal Income Taxes

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors, N.A.

Sponsor of the iShares COMEX Gold Trust

                        (Registrant)

/S/ BLAKE GROSSMAN
Blake Grossman
Chief Executive Officer
(Principal executive officer)

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/S/ BLAKE GROSSMAN
Blake Grossman
Chief Executive Officer,
(Principal executive officer)
Director

Date: March 31, 2006

/S/ FRANCIS RYAN
Francis Ryan
Chief Financial Officer,
(Principal financial officer)
Director

Date: March 31, 2006

/S/ ROHIT BHAGAT
Rohit Bhagat
Director

Date: March 31, 2006

/S/ CHESTER FELDBERG
Chester Feldberg
Director

Date: March 31, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Barclays Global Investors, N.A., the Sponsor of the Registrant.