Form 10-Q
period 2006-03-31
ISHARES COMEX GOLD TRUST
filed 2006-05-15
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005	1

	Income Statements for the three months ended March 31, 2006 (Unaudited) and for the period from January 21, 2005 (Date of Inception) to March 31, 2005 (Unaudited)	2

	Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2006 (Unaudited) and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	3

	Statements of Cash Flows for the three months ended March 31, 2006 (Unaudited) and for the period from January 21, 2005 (Date of Inception) to March 31, 2005 (Unaudited)	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

i

Part I – Financial Information

Item 1.	Financial Statements

iShares COMEX Gold Trust

Balance Sheets

At March 31, 2006 (Unaudited) and

December 31, 2005

(Dollar amounts in 000’s)	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $645,857 and $368,339, respectively)	$538,642	$316,959
Receivable for capital shares sold	17,518	—

Total Assets	$556,160	$316,959

LIABILITIES
Current Liabilities
Sponsor’s fees payable	$210	$—

Total Liabilities	210	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 11,450,000 outstanding at March 31, 2006 and 7,150,000 outstanding at December 31, 2005	663,019	368,339
Shareholders’ Equity (Deficit)	(107,069)	(51,380)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$556,160	$316,959

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the three months ended March 31, 2006 (Unaudited) and for the period from

January 21, 2005 (Date of Inception) to March 31, 2005 (Unaudited)

(Dollar amounts in 000’s except for Income (Loss) per share)	Three months ended March 31, 2006	January 21, 2005 to March 31, 2005
Revenues
Proceeds from sales of gold to pay expenses	$330	$323
Cost of gold sold to pay expenses	(278)	(316)

Gain on sales of gold to pay expenses	52	7
Gain on gold distributed for the redemption of shares	—	8,064

Total gain on sales and distributions of gold	52	8,071

Expenses
Sponsor’s fees	(540)	(323)

Net Income (Loss)	$(488)	$7,748

Income (Loss) per share	$(0.05)	$0.79
Weighted-average shares outstanding	9,879,444	9,813,571

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2006 (Unaudited) and for the period from

January 21, 2005 (Date of Inception) to

December 31, 2005

(Dollar amounts in 000’s)	Three months ended March 31, 2006	January 21, 2005 to December 31, 2005
Shareholders’ Equity (Deficit) - opening balance	$(51,380)	$—
Net Income (Loss)	(488)	7,309
Adjustment of Redeemable shares to redemption value	(55,201)	(58,689)

Shareholders’ Equity (Deficit) - ending balance	$(107,069)	$(51,380)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows

For the three months ended March 31, 2006 (Unaudited) and for the period from

January 21, 2005 (Date of Inception) to

March 31, 2005

(Dollar amounts in 000’s)	Three months ended March 31, 2006	January 21, 2005 to March 31, 2005
Proceeds from sales of gold	$330	$323
Expenses – Sponsor’s fee paid	(330)	(323)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net income (Loss)	$(488)	$7,748
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	330	323
Gain on gold distributed for the redemption of shares	—	(8,064)
Gain on sales of gold to pay expenses	(52)	(7)
Sponsor’s fees payable	210	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information
Carrying value of gold received for creation of shares	$221,961	$653,766
Carrying value of gold distributed for redemption of shares at average cost	$—	$(363,780)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2006

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors, N.A. (the “Sponsor”), a national banking association chartered in the United States and a majority owned subsidiary of Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K as filed with the SEC on March 31, 2006.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339
Gold contributed	398.4	221,961	221,961
Gold distributed (Avg. cost)	—	—	—
Gold sold (Avg. cost)	(0.6)	(278)	(330)	$52
Adjustment for realized gain (loss)			52
Adjustment for unrealized gain on gold bullion			55,835

Ending balance	1,110.1	$538,642	$645,857	$52

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended March 31, 2006		January 21, 2005* to December 31, 2005
	Shares	Amount	Shares	Amount
Beginning balance	7,150	$368,339	150	$6,401
Shares Issued	4,300	239,479	18,600	802,161
Shares Redeemed	—	—	(11,600)	(498,912)
Redemption value adjustment		55,201		58,689

Ending balance	11,450	$663,019	7,150	$368,339

*	Date of Inception

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust will pay to the Sponsor a monthly Sponsor’s fee that will accrue daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

The Trust issues and redeems shares only in exchange for gold, only in aggregations of 50,000 shares or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter ended March 31, 2006

The Trust’s net assets grew from $368,339,392 at December 31, 2005 to $663,018,815 at March 31, 2006, an 80.00% increase for the quarter. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 7,150,000 at December 31, 2005 to 11,450,000 at March 31, 2006 as a consequence of 4,300,000 shares (86 baskets, each basket consisting of 50,000 shares) being created during the quarter.

A positive change in the COMEX Spot Settlement Price, which rose 12.51% from $517.10 at December 31, 2005 to $581.80 at March 31, 2006, directly relates to the 12.40% rise in the Trust’s net asset value per outstanding share from $51.52 at December 31, 2005 to $57.91 at March 31, 2006, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due mainly to Sponsor’s fees, which were $540,091 for the quarter, or 0.10% of the Trust’s average weighted assets of $544,074,678 during the quarter. The net asset value per share of $58.39 at March 30, 2006 was the highest during the quarter, compared with a low of $52.43 at January 5, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the quarter ended March 31, 2006 was $488,124, resulting from a net gain of $51,967 on the sales of gold to pay expenses, offset by Sponsor’s fees of $540,091. Net income for the period from January 21, 2005 (date of inception) through March 31, 2005 was $7,747,888, resulting from a net gain of $7,499 on the sale of gold to pay expenses and a net gain of $8,063,539 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $323,150. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter ended March 31, 2006 and the period from January 21, 2005 to March 31, 2005.

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

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change from risk factors previously disclosed in the registrant’s annual report on Form 10-K for the year ended on December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemptions of shares occurred during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 15, 2006

/s/ FRANCIS RYAN
Francis Ryan
Chief Financial Officer
(Principal financial officer)

Date: May 15, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.