Form 10-Q
period 2006-06-30
ISHARES COMEX GOLD TRUST
filed 2006-08-14
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

☐  Yes    ☒  No

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	1

	Income Statements (Unaudited) for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and for the period from January 21, 2005 (Date of Inception) to June 30, 2005	2

	Statements of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2006 (Unaudited) and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	3

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and for the period from January 21, 2005 (Date of Inception) to June 30, 2005	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

i

Part I – Financial Information

Item 1.	Financial Statements

iShares COMEX Gold Trust

Balance Sheets

At June 30, 2006 (Unaudited) and

December 31, 2005

(Dollar amounts in 000’s)	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $811,564 and $368,339, respectively)	$674,441	$316,959

Total Assets	$674,441	$316,959

LIABILITIES
Current Liabilities
Sponsor’s fees payable	$259	$—

Total Liabilities	259	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 13,300,000 issued and outstanding at June 30, 2006 and 7,150,000 issued and outstanding at December 31, 2005	811,305	368,339
Shareholders’ Equity (Deficit)	(137,123)	(51,380)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$674,441	$316,959

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and for the period from January 21, 2005 (Date of Inception) to June 30, 2005

	Three Months Ended		Six Months Ended June 30, 2006	January 21, 2005 to June 30, 2005
(Dollar amounts in 000’s except for Income (Loss) per share)	June 30, 2006	June 30, 2005
Revenues
Proceeds from sales of gold to pay expenses	$750	$177	$1,080	$500
Cost of gold sold to pay expenses	(599)	(175)	(877)	(491)

Gain on sales of gold to pay expenses	151	2	203	9
Gain on gold distributed for the redemption of shares	3,282	186	3,282	8,250

Total gain on sales and distributions of gold	3,433	188	3,485	8,259

Expenses
Sponsor’s fees	(798)	(177)	(1,338)	(500)

Net Income	$2,635	$11	$2,147	$7,759

Income per share	$0.21	$0.00	$0.19	$1.18
Weighted-average shares outstanding	12,826,374	4,098,901	11,361,050	6,583,540

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2006 (Unaudited) and for the period from

January 21, 2005 (Date of Inception) to

December 31, 2005

(Dollar amounts in 000’s)	Six months Ended June 30, 2006	January 21, 2005 to December 31, 2005
Shareholders’ Equity (Deficit) - opening balance	$(51,380)	$—
Net Income	2,147	7,309
Adjustment of Redeemable shares to redemption value	(87,890)	(58,689)

Shareholders’ Equity (Deficit) - ending balance	$(137,123)	$(51,380)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the the six months ended June 30, 2006 and for the period from

January 21, 2005 (Date of Inception) to

June 30, 2005

(Dollar amounts in 000’s)	Six Months Ended June 30, 2006	January 21, 2005 to June 30, 2005
Proceeds from sales of gold	$1,080	$500
Expenses – Sponsor’s fee paid	(1,080)	(500)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,147	$7,759
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,080	500
Gain on gold distributed for the redemption of shares	(3,282)	(8,250)
Gain on sales of gold to pay expenses	(203)	(9)
Sponsor’s fees payable	258	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$368,465	$653,766
Carrying value of gold distributed for redemption of shares at average cost	$(10,106)	$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2006

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,110.1	$538,642	$645,857	—
Gold contributed	233.8	146,504	146,504	—
Gold distributed (Avg. cost)	(19.9)	(10,106)	(13,388)	$3,282
Gold sold (Avg. cost)	(1.2)	(599)	(750)	151
Adjustment for realized gain (loss)	—	—	3,433	—
Adjustment for unrealized gain on gold bullion	—	—	29,908	—

Ending balance	1,322.8	$674,441	$811,564	$3,433

The following table summarizes activity in gold bullion for the six months ended June 30, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339	—
Gold contributed	632.2	368,465	368,465	—
Gold distributed (Avg. cost)	(19.9)	(10,106)	(13,388)	$3,282
Gold sold (Avg. cost)	(1.8)	(877)	(1,080)	203
Adjustment for realized gain (loss)	—	—	3,485	—
Adjustment for unrealized gain on gold bullion	—	—	85,743	—

Ending balance	1,322.8	$674,441	$811,564	$3,485

B.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for gold bullion rather than cash. A block of 50,000 shares is called a “Basket”. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only deals with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on the AMEX or COMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement, the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a liability on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in retained earnings.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the gold bullion held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Shares	Amount	Shares	Amount
Beginning balance	11,450	$663,019	7,150	$368,339
Shares Issued	2,050	128,986	6,350	368,465
Shares Redeemed	(200)	(13,388)	(200)	(13,388)
Redemption value adjustment	—	32,688	—	87,889

Ending balance	13,300	$811,305	13,300	$811,305

C.	Federal Income Taxes

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

The Trust issues and redeems shares only in exchange for gold, only in aggregations of 50,000 shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter ended June 30, 2006

The Trust’s net asset value grew from $663,018,815 at March 31, 2006 to $811,304,832 at June 30, 2006, a 22.37% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 11,450,000 at March 31, 2006 to 13,300,000 at June 30, 2006 due to 2,050,000 shares (41 Baskets) being created and 200,000 shares (4 Baskets) being redeemed during the quarter.

A positive change in the COMEX Spot Settlement Price, which rose 5.45% from $581.80 at March 31, 2006 to $613.50 at June 30, 2006, directly relates to the 5.34% rise in the Trust’s net asset value per outstanding share from $57.91 at March 31, 2006 to $61.00 at June 30, 2006, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $798,502 for the quarter, or 0.10% of the Trust’s average weighted assets of $798,755,564 during the quarter. The net asset value per share of $71.61 at May 11, 2006 was the highest during the quarter, compared with a low of $55.92 at June 14, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended June 30, 2006 was $2,635,237, resulting from a net gain of $151,405 on the sales of gold to pay expenses and a net gain of $3,282,334 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $798,502. Net income for the quarter ended June 30, 2005 was $11,498, resulting from a net gain of $1,775 on the sales of gold to pay expenses and a net gain of $186,350 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $176,627. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarters ended June 30, 2006 and 2005.

The Six Months ended June 30, 2006

Cumulatively for the fiscal year to date, the Trust’s net asset value grew from $368,339,392 at December 31, 2005 to $811,304,832 at June 30, 2006. The net asset value per share of the Trust rose 18.41% from $51.52 at December 31, 2005 to $61.00 at June 30, 2006 as a direct result of the COMEX Spot Settlement Price increase of 18.64% from $517.10 at December 31, 2005 to $613.50 at June 30,

2006, less Sponsor’s fees, which were $1,338,593 for the period, or 0.20% of the Trust’s average weighted assets of $672,118,659 during the period.

Net income for the six months ended June 30, 2006 was $2,147,112, resulting from a net gain of $203,371 on the sales of gold to pay expenses and a net gain of $3,282,334 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $1,338,593. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2006, 41 Baskets (2,050,000 shares) have been created, and 4 Baskets (200,000 shares) have been redeemed for the Trust as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of gold)
04/01/06 to 04/30/06	—	—
05/01/06 to 05/31/06	200,000	0.0999
06/01/06 to 06/30/06	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 14, 2006

/s/ FRANCIS RYAN
Francis Ryan Chief Financial Officer (Principal financial officer)

Date: August 14, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.