Form 10-Q
period 2006-09-30
ISHARES COMEX GOLD TRUST
filed 2006-11-14
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	1

	Income Statements (Unaudited) for the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and for the period from January 21, 2005 (Date of Inception) to September 30, 2005	2

	Statements of Changes in Shareholders’ Equity (Deficit) for the nine months ended September 30, 2006 (Unaudited) and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	3

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and for the period from January 21, 2005 (Date of Inception) to September 30, 2005	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

i

Part I – Financial Information

Item 1. Financial Statements

iShares COMEX Gold Trust

Balance Sheets

At September 30, 2006 (Unaudited) and

December 31, 2005

(Dollar amounts in 000’s)	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $829,734 and $368,339, respectively)	$715,932	$316,959

Total Assets	$715,932	$316,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$273	$—

Total Liabilities	273	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 13,950,000 issued and outstanding at September 30, 2006 and 7,150,000 issued and outstanding at December 31, 2005	829,461	368,339

Shareholders’ Equity (Deficit)	(113,802)	(51,380)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$715,932	$316,959

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and for the period from January 21, 2005 (Date of Inception) to September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30, 2006	January 21, 2005 to September 30, 2005
(Dollar amounts in 000’s except for Income (Loss) per share)	2006	2005
Revenues
Proceeds from sales of gold to pay expenses	$840	$195	$1,920	$695
Cost of gold sold to pay expenses	(681)	(188)	(1,558)	(679)

Gain on sales of gold to pay expenses	159	7	362	16
Gain on gold distributed for the redemption of shares	—	—	3,282	8,250

Total gain on sales and distributions of gold	159	7	3,644	8,266
Expenses
Sponsor’s fees	(855)	(195)	(2,193)	(695)

Net Income (Loss)	$(696)	$(188)	$1,451	$7,571

Net Income (Loss) per share	$(0.05)	$(0.04)	$0.12	$1.30
Weighted-average shares outstanding	13,754,348	4,440,217	12,167,582	5,804,150

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2006 (Unaudited) and for the period from

January 21, 2005 (Date of Inception) to

December 31, 2005

(Dollar amounts in 000’s)	Nine Months Ended September 30, 2006	January 21, 2005 to December 31, 2005
Shareholders’ Equity (Deficit) - beginning balance	$(51,380)	$—
Net Income	1,451	7,309
Adjustment of Redeemable shares to redemption value	(63,873)	(58,689)

Shareholders’ Equity (Deficit) - ending balance	$(113,802)	$(51,380)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2006 and for the period from January 21, 2005 (Date of Inception) to September 30, 2005

(Dollar amounts in 000’s)	Nine Months Ended September 30, 2006	January 21, 2005 to September 30, 2005
Proceeds from sales of gold	$1,920	$695
Expenses – Sponsor’s fees paid	(1,920)	(695)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:

Net income	$1,451	$7,571

Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,920	695
Gain on gold distributed for the redemption of shares	(3,282)	(8,250)
Gain on sales of gold to pay expenses	(362)	(16)
Sponsor’s fees payable	273	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$410,637	$702,661
Carrying value of gold distributed for redemption of shares at average cost	$(10,106)	$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2006 (Unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 31, 2006.

A. Gold Bullion

The Bank of Nova Scotia, the Custodian, is responsible for safekeeping the gold owned by the Trust.

For financial statement purposes, the gold bullion is valued at the lower of cost or market, using the average cost method. Should the market value of the gold held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”).

The following table summarizes activity in gold bullion for the three months ended September 30, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,322.8	$674,441	$811,564
Gold contributed	64.6	42,172	42,172
Gold distributed (Avg. cost)
Gold sold (Avg. cost)	(1.3)	(681)	(840)	$159
Adjustment for realized gain (loss)			159
Adjustment for unrealized gain (loss) on gold bullion			(23,321)

Ending balance	1,386.1	$715,932	$829,734	$159

The following table summarizes activity in gold bullion for the nine months ended September 30, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339
Gold contributed	696.8	410,637	410,637
Gold distributed (Avg. cost)	(19.9)	(10,106)	(13,388)	$3,282
Gold sold (Avg. cost)	(3.1)	(1,558)	(1,920)	362
Adjustment for realized gain (loss)			3,644
Adjustment for unrealized gain (loss) on gold bullion			62,422

Ending balance	1,386.1	$715,932	$829,734	$3,644

B. Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for gold bullion rather than cash. A block of 50,000 shares is called a “Basket”. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on the AMEX or COMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s fees, from the fair value of the gold bullion held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Amount	Shares	Amount
Beginning balance	13,300	$811,305	7,150	$368,339
Shares Issued	650	42,172	7,000	410,637
Shares Redeemed			(200)	(13,388)
Redemption value adjustment		(24,016)		63,873

Ending balance	13,950	$829,461	13,950	$829,461

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D. Expenses

The Trust will pay to the Sponsor a monthly Sponsor’s fee that will accrue daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ending December 31, 2006, the Sponsor has agreed to pay all legal fees and expenses over the $100,000 per annum limit. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of gold.

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

The Quarter Ended September 30, 2006

The Trust’s net asset value grew from $811,304,832 at June 30, 2006 to $829,460,548 at September 30, 2006, a 2.24% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 13,300,000 at June 30, 2006 to 13,950,000 at September 30, 2006 as a consequence of 650,000 shares (13 Baskets) being created during the quarter.

A negative change in the COMEX Spot Settlement Price, which fell 2.43% from $613.50 at June 30, 2006 to $598.60 at September 30, 2006, directly relates to the 2.52% decrease in the Trust’s net asset value per outstanding share from $61.00 at June 30, 2006 to $59.46 at September 30, 2006, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share fell slightly more than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $854,624 for the quarter, or 0.10% of the Trust’s average weighted assets of $847,645,213 during the quarter. The net asset value per share of $66.27 at July 14, 2006 was the highest during the quarter, compared with a low of $57.26 at September 15, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net loss for the quarter ended September 30, 2006 was $696,235, resulting from a net gain of $158,389 on the sales of gold to pay expenses, offset by Sponsor’s fees of $854,624. Net loss for the quarter ended September 30, 2005 was $187,792, resulting from a net gain of $7,106 on the sales of gold to pay expenses, offset by Sponsor’s fees of $194,898. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarters ended September 30, 2006 and 2005.

The Nine Months Ended September 30, 2006

Cumulatively for the fiscal year to date, the Trust’s net asset value grew from $368,339,392 at December 31, 2005 to $829,460,548 at September 30, 2006. The net asset value per share of the Trust rose 15.41% from $51.52 at December

31, 2005 to $59.46 at September 30, 2006 as a direct result of the COMEX Spot Settlement Price increase of 15.76% from $517.10 at December 31, 2005 to $598.60 at September 30, 2006, less Sponsor’s fees, which were $2,193,217 for the period, or 0.30% of the Trust’s average weighted assets of $731,270,465 during the period.

Net income for the nine months ended September 30, 2006 was $1,450,878, resulting from a net gain of $361,761 on the sales of gold to pay expenses and a net gain of $3,282,334 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $2,193,217. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Depositary Trust Agreement Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-112589 on January 25, 2005

4.2	Form of Authorized Participant Agreement Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement Incorporated by reference to Exhibit 10.1 filed with Registration. Statement No 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 14, 2006

/s/ Francis Ryan
Francis Ryan
Chief Financial Officer
(Principal financial officer)

Date: November 14, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors, N.A., the Sponsor of the Registrant.