Form 10-K
period 2006-12-31
ISHARES COMEX GOLD TRUST
filed 2007-03-01
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International Inc.

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

Yes  ☒    No  ☐

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2006, the registrant had 13,300,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $814,359,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Item 14.	Principal Accounting Fees and Services	20

PART IV

Item 15.	Exhibits, Financial Statement Schedules	21

ii

Part I

Item 1.	Business.

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

Effective February 26, 2007 the sponsor of the trust is Barclays Global Investors International Inc. The initial sponsor of the trust was Barclays Global Investors, N.A. (the “initial sponsor”). The trustee of the trust is The Bank of New York and the custodian is The Bank of Nova Scotia.

The trust’s net assets grew from $368,339,392 at December 31, 2005 to $907,668,832 by December 31, 2006, the trust’s fiscal year-end. Outstanding shares in the trust grew from 7,150,000 shares at December 31, 2005 to 14,400,000 shares outstanding at December 31, 2006.

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

The sponsor of the registrant maintains an Internet website at www.ishares.com, through which certain information about the registrant can be accessed. Additional information regarding the trust may also be found on the SEC’s EDGAR database at www.SEC.gov. The sponsor is in the process of implementing changes to its website so that the registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge after they have been filed or furnished to the Securities and Exchange Commission.

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

The initial sponsor was paid $3,047,177 for acting as the sponsor during the period covered by this report.

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

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount (in effect at the time of the creation of the trust) was 5,000 fine ounces of gold. On each day that the AMEX is open for regular trading, the trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the COMEX determines settlement prices, including the settlement price for the spot month gold futures contract and how the trustee determines the NAV. The trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of iShares in each Basket (50,0000) and dividing the resulting product by that day’s COMEX settlement price for the spot month gold futures contract. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated by the sponsor to the market via its website for the iShares. The AMEX also publishes the Basket Gold Amount determined by the trustee as indicated above.

Because the sponsor has assumed what are expected to be most of the trust’s expenses, and the sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the trust multiplied by 0.40%), in the absence of any extraordinary expenses or liabilities the amount of gold by which the Basket Gold Amount decreases each day is predictable. The sponsor makes available on each business day, through the same website used to disseminate the actual Basket Gold Amount determined by the trustee as indicated above, an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the custodian in respect of purchase orders placed by them on such next business day and accepted by the trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the trustee, the Authorized Participant will be required to deposit with the custodian the Basket Gold Amount determined by the trustee on the effective date of the purchase order.

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

Because the iShares are created to reflect the price of the gold held by the trust, the market price of the iShares will be unpredictable. This creates the potential for losses, regardless of whether you hold iShares for a short-, mid-or long-term.

iShares are created to reflect, at any given time, the market price of gold owned by the trust at that time less the trust’s expenses and liabilities. Because the value of iShares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the iShares will change suddenly and in an unpredictable manner. This exposes your investment in iShares to potential losses if you need to sell your iShares at a time when the price of gold is lower than it was when you made your investment in iShares. Even if you are able to hold iShares for the mid- or long-term you may never have a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in iShares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of iShares. Among them:

•

Large sales including those by the official sector. A significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. If one or more of these institutions or other sellers decides to sell in amounts large enough to cause a decline in world gold prices, the price of the iShares will be adversely affected.

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

The amount of gold represented by the iShares will continue to be reduced during the life of the trust due to the sales necessary to pay the sponsor’s fee and trust expenses. Without increases in the price of gold sufficient to compensate for such reduction, the price of the iShares will also decline and you will lose money on your investment in iShares.

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

The trust is a passive investment vehicle. This means that the value of your iShares may be adversely affected by trust losses that, if the trust had been actively managed, might have been possible to avoid.

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

The result obtained by subtracting the trust’s expenses and liabilities on any day from the price of the gold owned by the trust on that day is the net asset value of the trust which, when divided by the number of iShares outstanding on that date, results in the net asset value per iShare (“NAV”).

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

In the event that one of more Authorized Participants which have substantial interests in iShares withdraw from participation, the liquidity of the iShares will likely decrease, which could adversely affect the market price of the iShares and result in your incurring a loss on your investment.

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

If the processes of creation and redemption of shares (which depend on timely transfers of gold to and by the custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets of iShares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the iShares and the price of the underlying gold may not be able to realize the profit they expect. If this is the case, the liquidity of the iShares may decline and the price of the iShares may fluctuate independently of the price of gold and may fall.

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

The value of the iShares will be adversely affected if the trust is required to indemnify the sponsor or the custodian as contemplated in the Trust Agreement and the custodian agreement.

Under the Trust Agreement, the sponsor has a right to be indemnified from the trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, the custodian agreement provides for indemnification of the custodian by the trust under certain circumstances. That means that it may be necessary to sell assets of the trust to cover losses or liability suffered by the sponsor or the custodian. Any sale of that kind would reduce the net asset value of the trust and the value of the iShares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The iShares have traded on the AMEX under the symbol “IAU” since their initial public offering on January 21, 2005. For each of the quarters during the fiscal years ended December 31, 2006 and 2005, the high and low sale prices of the iShares as reported for AMEX transactions were as follows:

Fiscal year ended December 31, 2006	High	Low
First Quarter	$58.63	$52.36
Second Quarter	$71.27	$55.60
Third Quarter	$66.08	$56.91
Fourth Quarter	$64.42	$56.37

Fiscal year ended December 31, 2005	High	Low
First Quarter (commencing January 21, 2005)	$44.50	$41.30
Second Quarter	$44.08	$41.55
Third Quarter	$47.15	$41.94
Fourth Quarter	$52.66	$45.58

The number of record holders of the shares of the registrant as of February 23, 2007 was approximately 157.

b)	Not applicable.

c)	Shares redeemed during the 4th quarter ended December 31, 2006.

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of gold)
10/01/06 to 10/31/06	200,000	0.0999
11/01/06 to 11/30/06	—	—
12/01/06 to 12/31/06	—	—
10/01/06 to 12/31/06	200,000	0.0999

Item 6.	Selected Financial Data.

Financial Highlights (for the years ending December 31, 2006 and 2005)

(Dollar amounts in 000’s except for Income per share)

	December 31, 2006	December 31, 2005*
Total Assets	$745,229	$316,959
Total gain on sales and distributions of gold	$5,395	$8,297
Net Income	$2,348	$7,309
Weighted-average shares outstanding	12,607,945	5,881,594
Income per share	$0.19	$1.24
Net cash flows	$0	$0

*	For the period from January 21, 2005 (date of inception) to December 31, 2005

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Introduction

The trust is a grantor trust formed under the laws of the State of New York. The trust does not have any officers, directors, or employees, and is administered by The Bank of New York acting as trustee pursuant to the trust’s Amended and Restated Depositary Trust Agreement. The trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the trust consist primarily of gold bullion held by a custodian as an agent of the trust and responsible only to the trustee.

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

Liquidity

The trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the sponsor has agreed to assume most of the expenses incurred by the trust. As a result, the only ordinary expense of the trust during the period covered by this report was the sponsor’s fee. The trust’s only source of liquidity is its sales of gold.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the trust. Fair value of the gold bullion is based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”). The COMEX Spot Settlement Price is used since it is commonly used by the U.S. gold market as an indicator of the value of gold, and is required by the trust’s Amended and Restated Depositary Trust Agreement. The use of an indicator of value of gold bullion other than the COMEX Spot Settlement Price could result in materially different fair value pricing of the gold in the trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The following chart shows the daily COMEX Gold Spot Settlement Prices for the calendar years ended December 31, 2005 and 2006:

The year ended December 31, 2006

Cumulatively for the fiscal period, the trust’s net assets grew from $368,339,392 at December 31, 2005 to $907,668,832 at December 31, 2006, a 146.42% increase. The increase in the trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 7,150,000 at December 31, 2005 to 14,400,000 at December 31, 2006 as a consequence of 7,650,000 shares (153 baskets, each basket consisting of 50,000 shares) being created and 400,000 shares (8 baskets, each basket consisting of 50,000 shares) being redeemed during the fiscal period.

A positive change in the COMEX Spot Settlement Price, which rose 22.84% from $517.10 at December 31, 2005 to $635.20 at December 31, 2006, directly relates to the 22.34% rise in the trust’s net asset value per outstanding share from $51.52 at December 31, 2005 to $63.03 at December 31, 2006, which closely tracked the change in the COMEX Spot Settlement Price.

The trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due mainly to sponsor’s fees, which were $3,047,177 for the year, or 0.40% of the trust’s average weighted assets of $760,639,593 during the year. The net asset value per share of $71.61 at May 11, 2006 was the highest during the year, compared with a low of $52.43 at January 5, 2006. The net asset value of the trust is obtained by subtracting the trust’s daily liability for expenses on any day from the value of the gold owned by the trust on that day; the net asset value per share is obtained by dividing the net asset value of the trust on a given day by the number of shares outstanding on that date.

Net income for the year ended December 31, 2006 was $2,348,531, resulting from a net gain of $490,778 on the sale of gold to pay expenses and a net gain of $4,904,419 on gold distributed for the redemption of shares, offset by sponsor’s fees of $3,047,177. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the year ended December 31, 2006.

The Period January 21, 2005 (Date of Inception) through December 31, 2005

Cumulatively for the 2005 fiscal period, the trust’s net assets grew from $6,400,500 at January 21, 2005 to $368,339,392 at December 31, 2005, a 5654.85% increase. The increase in the trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 150,000 at January 21, 2005 to 7,150,000 at December 31, 2005 as a consequence of 18,600,000 shares (372 baskets, each basket consisting of 50,000 shares) being created and 11,600,000 shares (232 baskets, each basket consisting of 50,000 shares) being redeemed during the 2005 fiscal period.

A positive change in the COMEX Spot Settlement Price, which rose 21.19% from $426.70 at January 21, 2005 to $517.10 at December 31, 2005, directly relates to the 20.74% rise in the trust’s net asset value per outstanding share from $42.67 at January 21, 2005 to $51.52 at December 31, 2005, which closely tracked the change in the COMEX Spot Settlement Price.

The trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due mainly to sponsor’s fees paid to the initial sponsor, which were $988,058 for the 2005 fiscal period, or 0.38% of the trust’s average weighted assets of $262,920,683 during the 2005 fiscal period. The net asset value per share of $52.65 at December 12, 2005 was the highest during the 2005 fiscal period, compared with a low of $41.25 at February 8, 2005. The net asset value of the trust is obtained by subtracting the trust’s daily liability for expenses on any day from the value of the gold owned by the trust on that day; the net asset value per share is obtained by dividing the net asset value of the trust on a given day by the number of shares outstanding on that date.

Net income for the period from January 21, 2005 through December 31, 2005 was $7,309,434, resulting from a net gain of $47,603 on the sale of gold to pay expenses and a net gain of $8,249,889 on gold distributed for the redemption of shares, offset by sponsor’s fees of $988,058. Other than the sponsor’s fees, the trust had no other ordinary or extraordinary expenses during the 2005 fiscal period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s except for income (loss) per share)

	Three months ended (Unaudited)				Year ended Dec. 31, 2006
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenues
Proceeds from sales of gold to pay expenses	$330	$750	$840	$830	$2,750
Cost of gold sold to pay expenses	(278)	(599)	(681)	(701)	(2,259)

Gain on sale of gold to pay expenses	52	151	159	129	491
Gain on gold distributed for the redemption of shares	—	3,282	—	1,622	4,904

Total gain on sales and distributions of gold	52	3,433	159	1,751	5,395

Expenses

Sponsor’s fees	(540)	(798)	(855)	(854)	(3,047)

Net Income (Loss)	$(488)	$2,635	$(696)	$897	$2,348

Income (Loss) per share	$(0.05)	$0.21	$(0.05)	$0.06	$0.19
Weighted-average shares outstanding	9,879,444	12,826,374	13,754,348	13,914,674	12,607,945

	Three months ended (Unaudited)				Jan. 21, 2005 to Dec. 31, 2005
	March 31, 2005*	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenues
Proceeds from sales of gold to pay expenses	$323	$177	$195	$293	$988
Cost of gold sold to pay expenses	(316)	(175)	(188)	(262)	(941)

Gain on sale of gold to pay expenses	7	2	7	31	47
Gain on gold distributed for the redemption of shares	8,064	186	—	—	8,250

Total gain on sales and distributions of gold	8,071	188	7	31	8,297

Expenses

Sponsor’s fees	(323)	(177)	(195)	(293)	(988)

Net Income (Loss)	$7,748	$11	$(188)	$(262)	$7,309

Income (Loss) per share	$0.79	$0.00	$(0.04)	$(0.04)	$1.24
Weighted-average shares outstanding	9,813,571	4,098,901	4,440,217	6,094,565	5,881,594

*	For the period from January 21, 2005 (date of inception) to March 31, 2005

The financial statements required by Regulation S-X, together with the report of the trust’s independent registered public accounting firm appear on page F-1 to F-11 of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from January 21, 2005 (date of inception) to December 31, 2006.

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

Management’s	Report on Internal Control over Financial Reporting

The sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act 13a-15(f) and 15 d-15(f). The trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial Officer of the sponsor assessed the effectiveness of the trust’s internal control over financial reporting as of December 31, 2006. Their assessment included an evaluation of the design of the trust’s internal control over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the sponsor believe that the trust maintained effective internal control over financial reporting as of December 31, 2006.

The assessment by the Principal Executive Officer and Principal Financial Officer of the sponsor of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

Security Ownership of Certain Beneficial Owners

The sponsor has no knowledge of any person being the beneficial owner of more than five percent of the shares of the trust or any arrangement which may subsequently result in a change in control of the trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for years ended December 31, 2006 and 2005 were:

	2006	2005
Audit fees	$70,100	$72,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$24,385

	$70,100	$96,885

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2006 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description

4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

4.3	Form of Amendment to Authorized Participant Agreement	Incorporated by reference to Exhibit 4.3 filed with Registration Statement 333 - 140874 on February 26, 2007

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

23.1	Consent of PricewaterhouseCoopers

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares COMEX Gold Trust

Financial Statements as of December 31, 2006 and 2005

Index

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2006 and December 31, 2005	F-4
Income Statements for the year ended December 31, 2006 and the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-5
Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2006 and the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-6
Statements of Cash Flows for the year ended December 31, 2006 and the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-7
Notes to the Financial Statements	F-8

Report of Independen t Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares COMEX Gold Trust:

We have completed an integrated audit of iShares COMEX Gold Trust’s (the “Trust”) 2006 financial statements and of its internal control over financial reporting as of December 31, 2006 and audit of its December 31, 2005 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedules

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares COMEX Gold Trust as of December 31, 2006 and December 31, 2005, and the related statements of income for year the ended December 31, 2006 and the period from January 21, 2005 through December 31, 2005, the statements of changes in shareholders’ equity (deficit) for the year ended December 31, 2006 and for the period from January 21, 2005 to December 31, 2005 and the statements of cash flows for the year ended December 31, 2006 and the period from January 21, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report of Internal Control over Financial Reporting appearing under Item 9A, that the Trust maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California February 26, 2007

iShares COMEX Gold Trust

Balance Sheets

at December 31, 2006 and

December 31, 2005

(Dollar amounts in 000’s)	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Gold bullion inventory (fair value $907,966 and $368,339, respectively)	$745,229	$316,959

Total Assets	$745,229	$316,959

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Sponsor’s fees payable	$297	$—

Total Liabilities	297	—

Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 14,400,000 issued and outstanding at December 31, 2006 and 7,150,000 issued and outstanding at December 31, 2005	907,669	368,339
Shareholders’ Equity (Deficit)	(162,737)	(51,380)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$745,229	$316,959

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the year ended December 31, 2006 and for the period from

January 21, 2005 (Date of Inception) to December 31, 2005

(Dollar amounts in 000’s except for Income (Loss) per share)	Year Ended December 31, 2006	January 21, 2005 to December 31, 2005
Revenues
Proceeds from sales of gold to pay expenses	$2,750	$988
Cost of gold sold to pay expenses	(2,259)	(941)

Gain on sales of gold to pay expenses	491	47
Gain on gold distributed for the redemption of shares	4,904	8,250

Total gain on sales and distributions of gold	5,395	8,297
Expenses
Sponsor’s fees	(3,047)	(988)

Net Income	$2,348	$7,309

Net Income per share	$0.19	$1.24
Weighted-average shares outstanding	12,607,945	5,881,594

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the year ended December 31, 2006 and for the period from

January 21, 2005 (Date of Inception) to

December 31, 2005

(Dollar amounts in 000’s)	Year Ended December 31, 2006	January 21, 2005 to December 31, 2005
Shareholders’ Equity (Deficit) - beginning balance	$(51,380)	$—
Net Income	2,348	7,309
Adjustment of Redeemable shares to redemption value	(113,705)	(58,689)

Shareholders’ Equity (Deficit) - ending balance	$(162,737)	$(51,380)

See notes to the financial statements.

iShares CO MEX Gold Trust

Statements of Cash Flows

For the year ended December 31, 2006 and for the period

from January 21, 2005 (Date of Inception) to December 31, 2005

(Dollar amounts in 000’s)	Year Ended December 31, 2006	January 21, 2005 to December 31, 2005
Proceeds from sales of gold	$2,750	$988
Expenses – Sponsor’s fee paid	(2,750)	(988)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,348	$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	2,750	988
Gain on gold distributed for the redemption of shares	(4,904)	(8,250)
Gain on sales of gold to pay expenses	(491)	(47)
Sponsor’s fees payable	297	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$450,893	$802,161
Carrying value of gold distributed for redemption of shares at average cost	$(20,364)	$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2006

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “trust”) was organized on January 21, 2005 as a New York Trust. The Trustee is The Bank of New York (the “trustee”) and is responsible for the day to day administration of the trust. The trust’s sponsor is Barclays Global Investors International Inc. (the “sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. On February 26, 2007, the sponsor replaced Barclays Global Investors, N.A. (the “initial sponsor”) as sponsor of the trust. The trust is governed by the Amended and Restated Depositary Trust Agreement executed at the time of organization of the trust by the trustee and the sponsor (the “Trust Agreement”).

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

The following table summarizes activity in gold bullion during the years ended December 31, 2006 and 2005 (all balances in 000’s):

December 31, 2006	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339
Gold contributed	761.3	450,893	450,893
Gold distributed (Avg. cost)	(39.8)	(20,364)	(25,268)	$4,904
Gold sold (Avg. cost)	(4.4)	(2,259)	(2,750)	491
Adjustment for realized gain (loss)			5,395
Adjustment for unrealized gain on gold bullion			111,357

Ending balance	1,429.4	$745,229	$907,966	$5,395

December 31, 2005	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401
Gold contributed	1,858.6	802,161	802,161
Gold distributed (Avg. cost)	(1,159.2)	(490,662)	(498,912)	$8,250
Gold sold (Avg. cost)	(2.1)	(941)	(988)	47
Adjustment for realized gain (loss)			8,297
Adjustment for unrealized gain on gold bullion			51,380

Ending balance	712.3	$316,959	$368,339	$8,297

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares for the years ended December 31, 2006 and 2005, is as follows (all balances in 000’s):

	December 31, 2006		December 31, 2005
	Shares	Amount	Shares	Amount
Beginning balance	7,150	$368,339	150	$6,401
Shares Issued	7,650	450,893	18,600	802,161
Shares Redeemed	(400)	(25,268)	(11,600)	(498,912)
Redemption value adjustment	—	113,705		58,689

Ending balance	14,400	$907,669	7,150	$368,339

C.	Federal Income Taxes

The trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the trust.

D.	Expenses

The trust will pay to the sponsor a sponsor’s fee that will accrue daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the trust, paid in arrears. The sponsor has agreed to assume the following administrative and marketing expenses incurred by the trust: the trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ending December 31, 2006, the initial sponsor agreed to pay all legal fees and expenses over the $100,000 per annum limit. The initial sponsor also paid the costs of the trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

E.	Related Parties

The initial sponsor, sponsor and the trustee are considered to be related parties to the trust. The trustee’s fee is paid by the sponsor and is not a separate expense of the trust.

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

Barclays Global Investors International Inc.

Sponsor of the iShares COMEX Gold Trust (Registrant)

/s/ LEE KRANEFUSS
Lee Kranefuss Chief Executive Officer (Principal executive officer)

Date: Feburary 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ LEE KRANEFUSS
Lee Kranefuss Chief Executive Officer, (Principal executive officer) Director

Date: Feburary 27, 2007

/s/ MICHAEL LATHAM
Michael Latham Chief Financial Officer, (Principal financial officer) Director

Date: Feburary 27, 2007

*	The registrant is a trust, and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the sponsor of the registrant.