Form 10-Q
period 2007-03-31
ISHARES COMEX GOLD TRUST
filed 2007-05-10
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International Inc.

45 Fremont Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

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

iShares COMEX Gold Trust

Balance Sheets

At March 31, 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in 000’s)	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Gold bullion inventory (fair value $953,357 and $907,966, respectively)	$754,839	$745,229

Total Assets	$754,839	$745,229

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Sponsor’s fees payable	$317	$297

Total Liabilities	317	$297
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) –14,500,000 issued and outstanding at March 31, 2007 and 14,400,000 issued and outstanding at December 31, 2006	953,040	907,669
Shareholders’ Equity (Deficit)	(198,518)	(162,737)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$754,839	$745,229

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the three months ended March 31, 2007

and 2006 (Unaudited)

	Three months ended March 31,
(Dollar amounts in 000’s except for Net Income (Loss) per share)	2007	2006
Revenues
Proceeds from sales of gold to pay expenses	$888	$330
Cost of gold sold to pay expenses	(719)	(278)

Gain on sales of gold to pay expenses	169	52
Gain on gold distributed for the redemption of shares	2,831	—

Total gain on sales and distributions of gold	3,000	52

Expenses
Sponsor’s fees	(908)	(540)

Net Income (Loss)	$2,092	$(488)

Net Income (Loss) per share	$0.15	$(0.05)
Weighted-average shares outstanding	14,304,444	9,879,444

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2007 (Unaudited) and the year ended December 31, 2006

(Dollar amounts in 000’s)	Three months ended March 31, 2007	Year ended December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$(162,737)	$(51,380)
Net Income	2,092	2,348
Adjustment of Redeemable shares to redemption value	(37,873)	(113,705)

Shareholders’ Equity (Deficit) - ending balance	$(198,518)	$(162,737)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows

For the three months ended March 31, 2007 and 2006 (Unaudited)

	Three months ended March 31,
(Dollar amounts in 000’s)	2007	2006
Proceeds from sales of gold	$888	$330
Expenses – Sponsor’s fee paid	(888)	(330)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$2,092	$(488)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	888	330
Gain on gold distributed for the redemption of shares	(2,831)	—
Gain on sales of gold to pay expenses	(169)	(52)
Sponsor’s fees payable	20	210

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$23,260	$221,961
Carrying value of gold distributed for redemption of shares at average cost	$(12,931)	$—

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2007

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International Inc. (the “Sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. The Trust is governed by the amended and restated Depositary Trust Agreement dated as of February 6, 2007 (the “Trust Agreement”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966
Gold contributed	34.7	23,260	23,260
Gold distributed (Avg. cost)	(24.8)	(12,931)	(15,762)	$2,831
Gold sold (Avg. cost)	(1.4)	(719)	(888)	169
Adjustment for realized gain (loss)			3,000
Adjustment for unrealized gain (loss) on gold bullion			35,781

Ending balance	1,437.9	$754,839	$953,357	$3,000

The following table summarizes activity in gold bullion for the year ended December 31, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339
Gold contributed	761.3	450,893	450,893
Gold distributed (Avg. cost)	(39.8)	(20,364)	(25,268)	$4,904
Gold sold (Avg. cost)	(4.4)	(2,259)	(2,750)	491
Adjustment for realized gain (loss)			5,395
Adjustment for unrealized gain (loss) on gold bullion			111,357

Ending balance	1,429.4	$745,229	$907,966	$5,395

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended March 31, 2007		Year ended December 31, 2006
	Shares	Amount	Shares	Amount
Beginning balance	14,400	$907,669	7,150	$368,339
Shares Issued	350	23,260	7,650	450,893
Shares Redeemed	(250)	(15,762)	(400)	(25,268)
Redemption value adjustment	—	37,873	—	113,705

Ending balance	14,500	$953,040	14,400	$907,669

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a monthly Sponsor’s fee that accrues daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). Effective February 26, 2007 Barclays Global Investors International Inc. became the Sponsor of the Trust. The initial Sponsor of the Trust was Barclays Global Investors, N.A. (the “Initial Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Quarter Ended March 31, 2007

The value of the Trust’s redeemable shares grew from $907,668,832 at December 31, 2006 to $953,039,940 at March 31, 2007, a 5.00% increase for the quarter. The increase in the Trust’s value of redeemable shares resulted primarily from an increase in outstanding shares, which rose from 14,400,000 at December 31, 2006 to 14,500,000 at March 31, 2007 as a consequence of 350,000 shares (7 Baskets) being created during the quarter and 250,000 shares (5 Baskets) being redeemed during the quarter.

The 4.28% increase in the Trust’s net asset value per outstanding share from $63.03 at December 31, 2006 to $65.73 at March 31, 2007 directly relates to a positive change in the COMEX Spot Settlement Price, which rose 4.38% from $635.20 at December 29, 2006 to $663.00 at March 31, 2007.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $908,043 for the quarter, or 0.10% of the Trust’s average weighted assets of $921,332,978 during the quarter. The net asset value per share of $68.08 at February 26, 2007 was the highest during the quarter, compared with a low of $60.02 at January 5, 2007. The value of redeemable shares of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the value of redeemable shares of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended March 31, 2007 was $2,092,175, resulting from a net gain of $168,999 on the sales of gold to pay expenses and a net gain of $2,831,219 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $908,043. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter ended March 31, 2007.

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

Item 4T.	Controls and Procedures

Not Applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change from risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended on December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2007, 7 Baskets (350,000 shares) have been created, and 5 Baskets (250,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounce Per Share (ounces of gold)
01/01/07 to 01/31/07	250,000	0.099
02/01/07 to 02/28/07	—	—
03/01/07 to 03/31/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc.
Sponsor of the iShares COMEX Gold Trust
(Registrant)

/s/ Lee Kranefuss
Lee Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: May 8, 2007

/s/ Michael Latham
Michael Latham
Chief Financial Officer
(Principal financial officer)

Date: May 8, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.