Form 10-Q
period 2007-06-30
ISHARES COMEX GOLD TRUST
filed 2007-08-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

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

iShares COMEX Gold Trust

Balance Sheets

At June 30, 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in 000’s)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Gold bullion inventory (fair value $956,683 and $907,966, respectively)	$780,426	$745,229

Total Assets	$780,426	$745,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$318	$297

Total Liabilities	318	$297
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 14,900,000 issued and outstanding at June 30, 2007 and 14,400,000 issued and outstanding at December 31, 2006	956,365	907,669
Shareholders’ Equity (Deficit)	(176,257)	(162,737)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$780,426	$745,229

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended June 30, 2007

and 2006 and the six months ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in 000’s except for Net Income (Loss) per share)	2007	2006	2007	2006
Revenues
Proceeds from sales of gold to pay expenses	$970	$750	$1,858	$1,080
Cost of gold sold to pay expenses	(761)	(599)	(1,480)	(877)

Gain on sales of gold to pay expenses	209	151	378	203
Gain on gold distributed for the redemption of shares	—	3,282	2,831	3,282

Total gain on sales and distributions of gold	209	3,433	3,209	3,485

Expenses
Sponsor’s fees	(971)	(798)	(1,879)	(1,338)

Net Income (Loss)	$(762)	$2,635	$1,330	$2,147

Net Income (Loss) per share	$(0.05)	$0.21	$0.09	$0.19
Weighted-average shares outstanding	14,725,275	12,826,374	14,516,022	11,361,050

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2007 (Unaudited) and the

year ended December 31, 2006

(Dollar amounts in 000’s)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$(162,737)	$(51,380)
Net Income	1,330	2,348
Adjustment of Redeemable shares to redemption value	(14,850)	(113,705)

Shareholders’ Equity (Deficit) - ending balance	$(176,257)	$(162,737)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2007 and 2006

	Six Months Ended June 30,
(Dollar amounts in 000’s)	2007	2006
Proceeds from sales of gold	$1,858	$1,080
Expenses – Sponsor’s fee paid	(1,858)	(1,080)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$1,330	$2,147
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,858	1,080
Gain on gold distributed for the redemption of shares	(2,831)	(3,282)
Gain on sales of gold to pay expenses	(378)	(203)
Sponsor’s fees payable	21	258

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$49,608	$368,465
Carrying value of gold distributed for redemption of shares at average cost	$(12,931)	$(10,106)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2007 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International Inc. (the “Sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. The Trust is governed by the amended and restated Depositary Trust Agreement dated February 27, 2007 (the “Trust Agreement”).

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,437.9	$754,839	$953,357	—
Gold contributed	39.6	26,348	26,348	—
Gold distributed (Avg. cost)	—	—	—	—
Gold sold (Avg. cost)	(1.4)	(761)	(970)	$209
Adjustment for realized gain (loss)	—	—	209	—
Adjustment for unrealized gain (loss) on gold bullion	—	—	(22,261)	—

Ending balance	1,476.1	$780,426	$956,683	$209

The following table summarizes activity in gold bullion for the six months ended June 30, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	—
Gold contributed	74.3	49,608	49,608	—
Gold distributed (Avg. cost)	(24.8)	(12,931)	(15,762)	$2,831
Gold sold (Avg. cost)	(2.8)	(1,480)	(1,858)	378
Adjustment for realized gain (loss)	—	—	3,209	—
Adjustment for unrealized gain (loss) on gold bullion	—	—	13,520	—

Ending balance	1,476.1	$780,426	$956,683	$3,209

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares	Amount	Shares	Amount
Beginning balance	14,500	$953,040	14,400	$907,669
Shares Issued	400	26,348	750	49,608
Shares Redeemed	—	—	(250)	(15,762)
Redemption value adjustment	—	(23,023)	—	14,850

Ending balance	14,900	$956,365	14,900	$956,365

C.	Federal Income Taxes

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International Inc., the sponsor of the Trust (the “Sponsor”). Effective February 26, 2007 Barclays Global Investors International Inc. became the Sponsor of the Trust. The initial Sponsor of the Trust was Barclays Global Investors, N.A. (the “Initial Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Quarter Ended June 30, 2007

The value of the Trust’s redeemable shares grew from $953,039,940 at March 31, 2007 to $956,364,616 at June 30, 2007, a 0.35% increase for the quarter. The increase in the Trust’s value of redeemable shares resulted primarily from an increase in outstanding shares, which rose from 14,500,000 at March 31, 2007 to 14,900,000 at June 30, 2007 as a consequence of 400,000 shares (8 Baskets) being created during the quarter, and no shares being redeemed.

The 2.34% decrease in the Trust’s net asset value per outstanding share from $65.73 at March 31, 2007 to $64.19 at June 30, 2007 directly relates to a decrease in the COMEX Spot Settlement Price, which fell 2.25% from $663.00 at March 31, 2007 to $648.10 at June 30, 2007.

The Trust’s net asset value per share fell slightly more than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $970,603 for the quarter, or 0.10% of the Trust’s average weighted assets of $972,946,656 during the quarter. The net asset value per share of $68.59 at April 20, 2007 was the highest during the quarter, compared with a low of $63.55 at June 27, 2007. The value of redeemable shares of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the value of redeemable shares of the Trust on a given day by the number of shares outstanding on that day.

Net loss for the quarter ended June 30, 2007 was $(762,068), resulting from a net gain of $208,535 on the sales of gold to pay expenses, offset by Sponsor’s fees of $970,603. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter ended June 30, 2007.

The Six Months Ended June 30, 2007

Cumulatively for the fiscal year to date, the Trust’s net asset value grew 5.36%, from $907,668,832 at December 31, 2006 to $956,364,616 at June 30, 2007. The net asset value per share of the Trust rose 1.84% from $63.03 at December 31, 2006 to $64.19 at June 30, 2007 as a direct result of the COMEX Spot Settlement Price increase of 2.03% from $635.20 at December 31, 2006 to $648.10 at June 30, 2007, less Sponsor’s fees, which were $1,878,646 for the period, or 0.20% of the Trust’s average weighted assets of $947,282,396 during the period.

Net income for the six months ended June 30, 2007 was $1,330,106, resulting from a net gain of $377,533 from the sales of gold to pay expenses and a net gain of $2,831,219 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $1,878,646. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Not applicable.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change from risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended on December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemptions of shares occurred during the quarter ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc.
Sponsor of the iShares COMEX Gold Trust
(Registrant)

/s/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: August 9, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: August 9, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.