Form 10-Q
period 2007-09-30
ISHARES COMEX GOLD TRUST
filed 2007-11-13
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

iShares COMEX Gold Trust

Balance Sheets

At September 30, 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in 000’s)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Gold bullion inventory (fair value $1,194,612 and $907,966, respectively) (Note 1A)	$873,437	$745,229

Total Assets	$873,437	$745,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$363	$297

Total Liabilities	363	$297
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 16,250,000 issued and outstanding at September 30, 2007 and 14,400,000 issued and outstanding at December 31, 2006	1,194,249	907,669
Shareholders’ Equity (Deficit)	(321,175)	(162,737)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$873,437	$745,229

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended September 30, 2007

and 2006 and the nine months ended September 30, 2007 and 2006

(Dollar amounts in 000’s except for Net Income (Loss) per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Proceeds from sales of gold to pay expenses	$992	$840	$2,850	$1,920
Cost of gold sold to pay expenses	(789)	(681)	(2,269)	(1,558)

Gain on sales of gold to pay expenses	203	159	581	362
Gain on gold distributed for the redemption of shares	—	—	2,831	3,282

Total gain on sales and distributions of gold	203	159	3,412	3,644

Expenses
Sponsor’s fees	(1,037)	(855)	(2,916)	(2,193)

Net Income (Loss)	$(834)	$(696)	$496	$1,451

Net Income (Loss) per share	$(0.05)	$(0.05)	$0.03	$0.12
Weighted-average shares outstanding	15,321,196	13,754,348	14,787,363	12,167,582

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2007 (Unaudited) and the year ended December 31, 2006

(Dollar amounts in 000’s)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$(162,737)	$(51,380)
Net Income	496	2,348
Adjustment of Redeemable shares to redemption value	(158,934)	(113,705)

Shareholders’ Equity (Deficit) - ending balance	$(321,175)	$(162,737)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30,
(Dollar amounts in 000’s)	2007	2006
Proceeds from sales of gold	$2,850	$1,920
Expenses – Sponsor’s fee paid	(2,850)	(1,920)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$496	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	2,850	1,920
Gain on gold distributed for the redemption of shares	(2,831)	(3,282)
Gain on sales of gold to pay expenses	(581)	(362)
Sponsor’s fees payable	66	273

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$143,408	$410,637
Carrying value of gold distributed for redemption of shares at average cost	$(12,931)	$(10,106)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2007 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. The Trust is governed by the amended and restated Depositary Trust Agreement dated as of February 6, 2007 (the “Trust Agreement”).

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

The Bank of Nova Scotia, (the “Custodian”), is responsible for safekeeping the gold owned by the Trust.

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

The following table summarizes activity in gold bullion for the three months ended September 30, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,476.1	$780,426	$956,683	—
Gold contributed	133.6	93,800	93,800	—
Gold distributed (Avg. cost)	—	—	—	—
Gold sold (Avg. cost)	(1.5)	(789)	(992)	$203
Adjustment for realized gain (loss)	—	—	203	—
Adjustment for unrealized gain (loss) on gold bullion	—	—	144,918	—

Ending balance	1,608.2	$873,437	$1,194,612	$203

The following table summarizes activity in gold bullion for the nine months ended September 30, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	—
Gold contributed	207.9	143,408	143,408	—
Gold distributed (Avg. cost)	(24.8)	(12,931)	(15,762)	$2,831
Gold sold (Avg. cost)	(4.3)	(2,269)	(2,850)	581
Adjustment for realized gain (loss)	—	—	3,412	—
Adjustment for unrealized gain (loss) on gold bullion	—	—	158,438	—

Ending balance	1,608.2	$873,437	$1,194,612	$3,412

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Amount	Shares	Amount
Beginning balance	14,900	$956,365	14,400	$907,669
Shares Issued	1,350	93,800	2,100	143,408
Shares Redeemed	—	—	(250)	(15,762)
Redemption value adjustment	—	144,084	—	158,934

Ending balance	16,250	$1,194,249	16,250	$1,194,249

C.	Federal Income Taxes

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

The Quarter Ended September 30, 2007

The value of the Trust’s redeemable shares grew from $956,364,616 at June 30, 2007 to $1,194,248,922 at September 30, 2007, a 24.87% increase for the quarter. The increase in the Trust’s value of redeemable shares resulted primarily from an increase in outstanding shares, which rose from 14,900,000 at June 30, 2007 to 16,250,000 at September 30, 2007 as a consequence of 1,350,000 shares (27 Baskets) being created during the quarter, and no shares being redeemed.

The 14.49% increase in the Trust’s net asset value per outstanding share from $64.19 at June 30, 2007 to $73.49 at September 30, 2007 directly relates to an increase in the COMEX Spot Settlement Price, which rose 14.61% from $648.10 at June 30, 2007 to $742.80 at September 30, 2007.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s Fees, which were $1,037,555 for the quarter, or 0.10% of the Trust’s average weighted assets of $1,031,683,000 during the quarter. The net asset value per share of $73.49 at September 28, 2007 was the highest during the quarter, compared with a low of $64.17 at August 16, 2007. The value of redeemable shares of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the value of redeemable shares of the Trust on a given day by the number of shares outstanding on that day.

Net loss for the quarter ended September 30, 2007 was $(833,939), resulting from a net gain of $203,616 on the sales of gold to pay expenses, offset by Sponsor’s Fees of $1,037,555. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter ended September 30, 2007.

The Nine Months Ended September 30, 2007

Cumulatively for the fiscal year to date, the value of the Trust’s redeemable shares grew 31.57%, from $907,668,832 at December 31, 2006 to $1,194,248,922 at September 30, 2007. The net asset value per share of the Trust rose 16.60% from $63.03 at December 31, 2006 to $73.49 at September 30, 2007 as a direct result of the COMEX Spot Settlement

Price increase of 16.94% from $635.20 at December 31, 2006 to $742.80 at September 30, 2007. The net asset value per share of $73.49 at September 28, 2007 was the highest during the period, compared with a low of $60.01 at January 5, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the nine months ended September 30, 2007 was $496,167, resulting from a net gain of $581,149 from the sales of gold to pay expenses and a net gain of $2,831,219 on gold distributed for the redemption of shares, offset by Sponsor’s Fees of $2,916,201. Other than the Sponsor’s Fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemptions of shares occurred during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 7, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: November 7, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.