Form 10-K
period 2007-12-31
ISHARES COMEX GOLD TRUST
filed 2008-02-27
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International, Inc.

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

Yes  ☐    No  ☒

As of June 30, 2007, the registrant had 14,900,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $959,709,000.

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

The sponsor of the trust is Barclays Global Investors International, Inc. The trustee of the trust is The Bank of New York and the custodian is The Bank of Nova Scotia.

The trust’s net assets grew from $907,668,832 at December 31, 2006 to $1,481,289,446 by December 31, 2007, the trust’s fiscal year-end. Outstanding shares in the trust grew from 14,400,000 shares at December 31, 2006 to 17,950,000 shares outstanding at December 31, 2007.

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

The sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission. Additional information regarding the trust may also be found on the SEC’s EDGAR database at www.SEC.gov.

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

Relatively cost efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in gold for investors not otherwise in a position to participate directly in the market for physical gold.

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

If the COMEX establishes, with the approval of, or after regulatory notification to, the Commodity Futures Trading Commission (“CFTC”), rules for regularly determining a gold price that is different from that described above, the trustee, in consultation with the sponsor, may decide to evaluate the gold held by the trust using such other COMEX gold price, and the new price will become effective 60 days after notice of the trustee’s decision is sent to the holders of iShares.

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

The sponsor’s fee is accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the trust and is payable monthly in arrears. The trustee, at the direction of the sponsor, and, in the absence of such direction, in its discretion, sells gold in such quantity and at such times as is necessary to permit payment of the sponsor’s fee and of trust expenses or liabilities not assumed by the sponsor. The trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the trust’s holdings of assets other than gold. Accordingly, the amount of gold sold may vary from time to time depending on the level of the trust’s expenses and the market price of gold. The custodian has agreed to purchase from the trust, at the request of the trustee, gold needed to cover trust expenses at a price equal to the price used by the trustee to determine the value of the gold held by the trust on the date of the sale.

The sponsor was paid $4,276,778 for acting as the sponsor during the year ended December 31, 2007.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The iShares have traded on the AMEX under the symbol “IAU” since their initial public offering on January 21, 2005. For each of the quarters during the fiscal years ended December 31, 2007 and 2006, the high and low sale prices of the iShares as reported for AMEX transactions were as follows:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$68.24	$60.21	$58.63	$52.36
Second Quarter	$68.67	$63.73	$71.27	$55.60
Third Quarter	$73.63	$64.50	$66.08	$56.91
Fourth Quarter	$83.03	$72.11	$64.42	$56.37

The number of record holders of the shares of the registrant as of February 1, 2008 was approximately 160.

b)	Not applicable.

c)	During the fourth quarter ended December 31, 2007, no shares were redeemed.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ending December 31, 2007, 2006 and 2005)

(Dollar amounts in 000’s except for Income per share)

	December 31, 2007	December 31, 2006	December 31, 2005*
Total Assets	$1,004,140	$745,229	$316,959
Total gain on sales and distributions of gold	$3,770	$5,395	$8,297
Net Income (Loss)	$(507)	$2,348	$7,309
Weighted-average shares outstanding	15,423,973	12,607,945	5,881,594
Income (Loss) per share	$(0.03)	$0.19	$1.24
Net cash flows	$0	$0	$0

*	For the period from January 21, 2005 (date of inception) to December 31, 2005

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Introduction

The trust is a grantor trust formed under the laws of the State of New York. The trust does not have any officers, directors, or employees, and is administered by The Bank of New York acting as trustee pursuant to the trust’s Amended and Restated Depositary Trust Agreement between the trustee and Barclays Global Investors International, Inc., the sponsor of the trust. The trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the trust consist primarily of gold bullion held by a custodian as an agent of the trust and responsible only to the trustee.

The trust is a passive investment vehicle and the objective of the trust is merely for the value of each share to approximately reflect, at any given time, the price of the gold bullion owned by the trust less the trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

The following chart shows the daily COMEX Gold Spot Settlement Prices for the calendar years ended December 31, 2005, 2006 and 2007:

The year ended December 31, 2007

Cumulatively for the fiscal period, the trust’s net asset value grew from $907,668,832 at December 31, 2006 to $1,481,289,446 at December 31, 2007, a 63.20% increase for the year. The increase in the trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 14,400,000 at December 31, 2006 to 17,950,000 at December 31, 2007 as a consequence of 3,800,000 shares (76 Baskets) being created during the year and 250,000 shares (5 Baskets) being redeemed during the year.

A positive change in the COMEX Spot Settlement Price, which rose 31.44% from $635.20 at December 31, 2006 to $834.90 at December 31, 2007, directly relates to the 30.93% increase in the trust’s net asset value per outstanding share from $63.03 at December 31, 2006 to $82.52 at December 31, 2007, which tracked the change in the COMEX Spot Settlement Price.

The trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to sponsor’s fees, which were $4,276,778 for the year, or 0.40% of the Trust’s average weighted assets of $1,070,716,420 during the year. The net asset value per share of $82.99 at December 28, 2007 was the highest during the year, compared with a low of $60.02 at January 5, 2007. The net asset value of the trust is obtained by subtracting the trust’s expenses and liabilities on any day from the value of the gold owned by the trust on that day; the net asset value per share is obtained by dividing the net asset value of the trust on a given day by the number of shares outstanding on that day.

Net loss for the year ended December 31, 2007 was ($507,145), resulting from a net gain of $938,614 on the sales of gold to pay expenses and a net gain of $2,831,219 on gold distributed for the redemption of shares, offset by sponsor’s fees of $4,276,778. Other than the sponsor’s fees, the trust had no other ordinary or extraordinary expenses during the years ended December 31, 2007.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s except for income (loss) per share)

	Three months ended (Unaudited)				Year ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues
Proceeds from sales of gold to pay expenses	$888	$970	$992	$1,244	$4,094
Cost of gold sold to pay expenses	(719)	(761)	(789)	(886)	(3,155)

Gain on sale of gold to pay expenses	169	209	203	358	939
Gain on gold distributed for the redemption of shares	2,831	—	—	—	2,831

Total gain on sales and distributions of gold	3,000	209	203	358	3,770
Expenses
Sponsor’s fees	(908)	(971)	(1,037)	(1,361)	(4,277)

Net Income (Loss)	$2,092	$(762)	$(834)	$(1,003)	$(507)

Income (Loss) per share	$0.15	$(0.05)	$(0.05)	$(0.06)	$(0.03)
Weighted-average shares outstanding	14,304,444	14,725,275	15,321,196	17,313,043	15,423,973

	Three months ended (Unaudited)				Year ended Dec. 31, 2006
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenues
Proceeds from sales of gold to pay expenses	$330	$750	$840	$830	$2,750
Cost of gold sold to pay expenses	(278)	(599)	(681)	(701)	(2,259)

Gain on sale of gold to pay expenses	52	151	159	129	491
Gain on gold distributed for the redemption of shares	—	3,282	—	1,622	4,904

Total gain on sales and distributions of gold	52	3,433	159	1,751	5,395
Expenses
Sponsor’s fees	(540)	(798)	(855)	(854)	(3,047)

Net Income (Loss)	$(488)	$2,635	$(696)	$897	$2,348

Income (Loss) per share	$(0.05)	$0.21	$(0.05)	$0.06	$0.19
Weighted-average shares outstanding	9,879,444	12,826,374	13,754,348	13,914,674	12,607,945

The financial statements required by Regulation S-X, together with the report of the trust’s independent registered public accounting firm appear on page F-1 to F-10 of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2007.

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

Management’s Report on Internal Control over Financial Reporting

The sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act 13a-15(f) and 15d-15(f). The trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial Officer of the sponsor assessed the effectiveness of the trust’s internal control over financial reporting as of December 31, 2007. Their assessment included an evaluation of the design of the trust’s internal control over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. In making its assessment, the sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the sponsor believe that the trust maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the trust’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for years ended December 31, 2007 and 2006 were:

	2007	2006
Audit fees	$68,450	$70,100
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

	$68,450	$70,100

(5) The Registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2007 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description

4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares COMEX Gold Trust

Financial Statements as of December 31, 2007, 2006 and 2005

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and December 31, 2006	F-4

Income Statements for the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-5

Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 (Date of Inception) to December 31, 2005	F-7

Notes to the Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares COMEX Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares COMEX Gold Trust (the “Trust”) at December 31, 2007 and December 31, 2006, and the related statements of income for the years ended December 31, 2007 and December 31, 2006 and the period from January 21, 2005 through December 31, 2005, the statements of changes in shareholders’ equity (deficit) for the years ended December 31, 2007 and December 31, 2006 and the period from January 21, 2005 through December 31, 2005 and the statements of cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from January 21, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2008

iShares COMEX Gold Trust

Balance Sheets

At December 31, 2007 and 2006

(Dollar amounts in 000’s)	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Gold bullion inventory (fair value $1,481,769 and $907,966, respectively)	$1,004,140	$745,229

Total Assets	$1,004,140	$745,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$480	$297

Total Liabilities	480	$297
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 17,950,000 issued and outstanding at December 31, 2007 and 14,400,000 issued and outstanding at December 31, 2006	1,481,289	907,669
Shareholders’ Equity (Deficit)	(477,629)	(162,737)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,004,140	$745,229

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 (Date of Inception) to December 31, 2005

(Dollar amounts in 000’s except for Net Income (Loss) per share)			January 21, 2005 to December 31,
	Years Ended December 31,
	2007	2006	2005
Revenues
Proceeds from sales of gold to pay expenses	$4,094	$2,750	$988
Cost of gold sold to pay expenses	(3,155)	(2,259)	(941)

Gain on sales of gold to pay expenses	939	491	47
Gain on gold distributed for the redemption of shares	2,831	4,904	8,250

Total gain on sales and distributions of gold	3,770	5,395	8,297
Expenses
Sponsor’s fees	(4,277)	(3,047)	(988)

Net Income (Loss)	$(507)	$2,348	$7,309

Net Income (Loss) per share	$(0.03)	$0.19	$1.24
Weighted-average shares outstanding	15,423,973	12,607,945	5,881,594

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2007 and 2006 and for the

period from January 21, 2005 (Date of Inception) to December 31, 2005

	Years Ended December 31,		January 21, 2005 to December 31,
(Dollar amounts in 000’s)	2007	2006	2005
Shareholders’ Equity (Deficit) – beginning balance	$(162,737)	$(51,380)	$—
Net Income (Loss)	(507)	2,348	7,309
Adjustment of Redeemable shares to redemption value	(314,385)	(113,705)	(58,689)

Shareholders’ Equity (Deficit) – ending balance	$(477,629)	$(162,737)	$(51,380)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows

For the years ended December 31, 2007 and 2006 and for the period from

January 21, 2005 (Date of Inception) to December 31, 2005

	Years Ended December 31,		January 21, 2005 to December 31,
(Dollar amounts in 000’s)	2007	2006	2005
Proceeds from sales of gold	$4,094	$2,750	$988
Expenses – Sponsor’s fee paid	(4,094)	(2,750)	(988)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of the period	—	—	—

Cash, end of the period	$—	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$(507)	$2,348	$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	4,094	2,750	988
Gain on gold distributed for the redemption of shares	(2,831)	(4,904)	(8,250)
Gain on sales of gold to pay expenses	(939)	(491)	(47)
Sponsor’s fees payable	183	297	0

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$274,997	$450,893	$802,161
Carrying value of gold distributed for redemption of shares at average cost	$(12,931)	$(20,364)	$(490,662)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2007

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in gold bullion for the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 to December 31, 2005 (all balances in 000’s):

December 31, 2007	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	—
Gold contributed	376.1	274,997	274,997	—
Gold distributed (Avg. cost)	(24.8)	(12,931)	(15,762)	$2,831
Gold sold (Avg. cost)	(5.9)	(3,155)	(4,094)	939
Adjustment for realized gain (loss)	—	—	3,770	—
Adjustment for unrealized gain on gold bullion	—	—	314,892	—

Ending balance	1,774.8	$1,004,140	$1,481,769	$3,770

December 31, 2006	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339	—
Gold contributed	761.3	450,893	450,893	—
Gold distributed (Avg. cost)	(39.8)	(20,364)	(25,268)	$4,904
Gold sold (Avg. cost)	(4.4)	(2,259)	(2,750)	491
Adjustment for realized gain (loss)	—	—	5,395	—
Adjustment for unrealized gain on gold bullion	—	—	111,357	—

Ending balance	1,429.4	$745,229	$907,966	$5,395

December 31, 2005	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	15.0	$6,401	$6,401	—
Gold contributed	1,858.6	802,161	802,161	—
Gold distributed (Avg. cost)	(1,159.2)	(490,662)	(498,912)	$8,250
Gold sold (Avg. cost)	(2.1)	(941)	(988)	47
Adjustment for realized gain (loss)	—	—	8,297	—
Adjustment for unrealized gain on gold bullion	—	—	51,380	—

Ending balance	712.3	$316,959	$368,339	$8,297

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares for the years ended December 31, 2007 and 2006 and for the period from January 21, 2005 to December 31, 2005 is as follows (all balances in 000’s):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	14,400	$907,669	7,150	$368,339	150	$6,401
Shares Issued	3,800	274,997	7,650	450,893	18,600	802,161
Shares Redeemed	(250)	(15,762)	(400)	(25,268)	(11,600)	(498,912)
Redemption value adjustment	—	314,385	—	113,705	—	58,689

Ending balance	17,950	$1,481,289	14,400	$907,669	7,150	$368,339

C.	Federal Income Taxes

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

Barclays Global Investors International, Inc.

Sponsor of the iShares COMEX Gold Trust (Registrant)

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer,
(Principal executive officer)
Director

Date: February 26, 2008

/S/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer,
(Principal financial officer)
Director

Date: February 26, 2008

*	The registrant is a trust, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the sponsor of the registrant.