Form 10-Q
period 2008-03-31
ISHARES COMEX GOLD TRUST
filed 2008-05-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I – Financial Information

Item 1.	Financial Statements

iShares COMEX Gold Trust

Balance Sheets

At March 31, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in 000’s)	March 31, 2008	December 31, 2007
ASSETS
Current assets
Gold bullion inventory (fair value $1,886,982 and $1,481,769, respectively)	$1,308,656	$1,004,140

TOTAL ASSETS	$1,308,656	$1,004,140

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$668	$480

Total Liabilities	668	480

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 20,850,000 issued and outstanding at March 31, 2008, and 17,950,000 issued and outstanding at December 31, 2007	1,886,314	1,481,289
Shareholders’ equity (deficit)	(578,326)	(477,629)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,308,656	$1,004,140

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2008

and 2007

	Three Months Ended March 31,
(Dollar amounts in 000’s, except for net income per share)	2008	2007
Revenues
Proceeds from sales of gold to pay expenses	$1,596	$888
Cost of gold sold to pay expenses	(1,028)	(719)

Gain on sales of gold to pay expenses	568	169
Gain on gold distributed for the redemption of shares	29,547	2,831

Total gain on sales and distributions of gold	30,115	3,000

Expenses
Sponsor’s fees	(1,784)	(908)

Total expenses	(1,784)	(908)

NET INCOME	$28,331	$2,092

Net income per share	$1.44	$0.15
Weighted-average shares outstanding	19,704,396	14,304,444

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2008 (Unaudited) and the year ended December 31, 2007

(Dollar amounts in 000’s)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(477,629)	$(162,737)
Net income (loss)	28,331	(507)
Adjustment of redeemable capital shares to redemption value	(129,028)	(314,385)

Shareholders’ equity (deficit) - end of period	$(578,326)	$(477,629)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008

and 2007

	Three Months Ended March 31,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$1,596	$888
Expenses – Sponsor’s fee paid	(1,596)	(888)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$28,331	$2,092
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,596	888
Gain on gold distributed for the redemption of shares	(29,547)	(2,831)
Gain on sales of gold to pay expenses	(568)	(169)
Sponsor’s fees payable	188	20

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$368,292	$23,260
Carrying value of gold distributed for redemption of shares, at average cost	$(62,748)	$(12,931)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. The Trust is governed by the amended and restated Depositary Trust Agreement dated as of February 7, 2007 (the “Trust Agreement”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 27, 2008.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2008 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	$—
Gold contributed	385.3	368,292	368,292	—
Gold distributed (avg. cost)	(98.8)	(62,748)	(92,295)	29,547
Gold sold (avg. cost)	(1.7)	(1,028)	(1,596)	568
Adjustment for realized gain	—	—	30,115	—
Adjustment for unrealized gain on gold bullion	—	—	100,697	—

Ending balance	2,059.6	$1,308,656	$1,886,982	$30,115

The following table summarizes activity in gold bullion for the year ended December 31, 2007 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	$—
Gold contributed	376.1	274,997	274,997	—
Gold distributed (avg. cost)	(24.8)	(12,931)	(15,762)	2,831
Gold sold (avg. cost)	(5.9)	(3,155)	(4,094)	939
Adjustment for realized gain	—	—	3,770	—
Adjustment for unrealized gain on gold bullion	—	—	314,892	—

Ending balance	1,774.8	$1,004,140	$1,481,769	$3,770

B.	Redeemable Capital Shares

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a contra asset on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in retained earnings.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the gold bullion held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
	Shares	Amount	Shares	Amount
Beginning balance	17,950	$1,481,289	14,400	$907,669
Shares issued	3,900	368,292	3,800	274,997
Shares redeemed	(1,000)	(92,295)	(250)	(15,762)
Redemption value adjustment	—	129,028	—	314,385

Ending balance	20,850	$1,886,314	17,950	$1,481,289

C.	Federal Income Taxes

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

The Quarter Ended March 31, 2008

The value of the Trust’s redeemable capital shares grew from $1,481,289,446 at December 31, 2007 to $1,886,314,348 at March 31, 2008, a 27% increase for the quarter. The increase in the Trust’s value of redeemable capital shares resulted primarily from an increase in outstanding shares, which rose from 17,950,000 at December 31, 2007 to 20,850,000 at March 31, 2008, as a consequence of 3,900,000 shares (78 Baskets) being created and 1,000,000 shares (20 Baskets) being redeemed during the quarter.

The 10% increase in the Trust’s net asset value per outstanding share from $82.52 at December 31, 2007 to $90.47 at March 31, 2008 directly relates to an increase in the COMEX Spot Settlement Price, which rose 10% from $834.90 at December 31, 2007 to $916.20 at March 31, 2008.

The Trust’s net asset value per outstanding share rose slightly less than the COMEX Spot Settlement Price on a percentage basis due to Sponsor’s Fees, which were $1,784,379 for the quarter, or approximately 0.10% of the Trust’s average weighted net assets of $1,791,514,970 during the quarter. The net asset value per share of $99.08 at March 18, 2008 was the highest during the quarter, compared with a low of $82.52 at January 1, 2008. The value of redeemable capital shares of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the value of redeemable capital shares of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended March 31, 2008 was $28,330,590, resulting from a net gain of $568,251 on the sales of gold to pay expenses a net gain of $29,546,718 on gold distributed for the redemption of shares, offset by Sponsor’s Fees of $1,784,379. Other than the Sponsor’s Fees, the Trust had no other ordinary or extraordinary expenses during the quarter ended March 31, 2008.

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

There has been no material change from risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended on December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2008, 78 Baskets (3,900,000 shares) have been created, and 20 Baskets (1,000,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/08 to 01/31/08	—	—
02/01/08 to 02/29/08	—	—
03/01/08 to 03/31/08	1,000,000	0.0988

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.
Sponsor of the iShares COMEX Gold Trust
(Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date:	May 9, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date:	May 9, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.