Form 10-Q
period 2008-06-30
ISHARES COMEX GOLD TRUST
filed 2008-08-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International, Inc.

400 Howard Street

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

iShares COMEX Gold Trust

Balance Sheets

At June 30, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in 000’s)	June 30, 2008	December 31, 2007
ASSETS
Current assets
Gold bullion inventory (fair value $1,823,302 and $1,481,769, respectively)	$1,250,841	$1,004,140

TOTAL ASSETS	$1,250,841	$1,004,140

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$577	$480

Total Liabilities	577	480

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 19,950,000 issued and outstanding at June 30, 2008, and 17,950,000 issued and outstanding at December 31, 2007	1,822,725	1,481,289
Shareholders’ equity (deficit)	(572,461)	(477,629)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,250,841	$1,004,140

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in 000’s, except per share amounts)	2008	2007	2008	2007
Revenues
Proceeds from sales of gold to pay expenses	$1,880	$970	$3,476	$1,858
Cost of gold sold to pay expenses	(1,366)	(761)	(2,394)	(1,480)

Gain on sales of gold to pay expenses	514	209	1,082	378
Gain on gold distributed for the redemption of shares	20,835	—	50,382	2,831

Total gain on sales and distributions of gold	21,349	209	51,464	3,209

Expenses
Sponsor’s fees	(1,789)	(971)	(3,573)	(1,879)

Total expenses	(1,789)	(971)	(3,573)	(1,879)

NET INCOME (LOSS)	$19,560	$(762)	$47,891	$1,330

Net income (loss) per share	$0.97	$(0.05)	$2.40	$0.09
Weighted-average shares outstanding	20,225,824	14,725,275	19,965,110	14,516,022

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2008 (Unaudited) and the

year ended December 31, 2007

(Dollar amounts in 000’s)	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(477,629)	$(162,737)
Net income (loss)	47,891	(507)
Adjustment of redeemable capital shares to redemption value	(142,723)	(314,385)

Shareholders’ equity (deficit) - end of period	$(572,461)	$(477,629)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008 and 2007

	Six Months Ended June 30,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$3,476	$1,858
Expenses – Sponsor’s fee paid	(3,476)	(1,858)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$47,891	$1,330
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(50,382)	(2,831)
Cost of gold sold to pay expenses	2,394	1,480
Increase in sponsor’s fees payable	97	21

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$368,292	$49,608
Carrying value of gold distributed for redemption of shares, at average cost	$(119,197)	$(12,931)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Market Value	Realized Gain (Loss)
Beginning balance	2,059.6	$1,308,656	$1,886,982	—
Gold contributed	—	—	—	—
Gold distributed	(88.8)	(56,449)	(77,284)	$20,835
Gold sold	(2.2)	(1,366)	(1,880)	514
Adjustment for realized gain	—	—	21,349	—
Adjustment for unrealized gain on gold bullion	—	—	(5,865)	—

Ending balance	1,968.6	$1,250,841	$1,823,302	$21,349

The following table summarizes activity in gold bullion for the six months ended June 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Market Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	—
Gold contributed	385.3	368,292	368,292	—
Gold distributed	(187.6)	(119,197)	(169,579)	$50,382
Gold sold	(3.9)	(2,394)	(3,476)	1,082
Adjustment for realized gain	—	—	51,464	—
Adjustment for unrealized gain on gold bullion	—	—	94,832	—

Ending balance	1,968.6	$1,250,841	$1,823,302	$51,464

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Shares	Amount	Shares	Amount
Beginning balance	20,850	$1,886,314	17,950	$1,481,289
Shares issued	—	—	3,900	368,292
Shares redeemed	(900)	(77,284)	(1,900)	(169,579)
Redemption value adjustment	—	13,695	—	142,723

Ending balance	19,950	$1,822,725	19,950	$1,822,725

C.	Federal Income Taxes

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the gold held by the Trust using the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of fees computed from the trust assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the financial statements for further discussion of our accounting policies.

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

The Quarter Ended June 30, 2008

The Trust’s net asset value fell from $1,886,314,348 at March 31, 2008 to $1,822,725,444 at June 30, 2008, a 3% decrease for the quarter. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding shares, which fell from 20,850,000 shares at March 31, 2008 to 19,950,000 shares at June 30, 2008 as a consequence of 900,000 shares (18 Baskets) being redeemed during the quarter. No shares were created during the quarter.

A positive change in the COMEX Spot Settlement Price, which increased 1% from $916.20 at March 31, 2008 to $926.20 at June 30, 2008, directly relates to the 1% increase in the Trust’s net asset value per outstanding share from $90.47 at March 31, 2008 to $91.36 at June 30, 2008.

The Trust’s net asset value per share increased slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s Fees, which were $1,789,045 for the quarter, or 0.10% of the Trust’s average weighted assets of $1,794,235,816 during the quarter. The net asset value per share of $93.31 at April 16, 2008 was the highest during the quarter, compared with a low during the period of $83.79 at May 1, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended June 30, 2008 was $19,559,954, resulting from a net gain of $514,173 on the sales of gold to pay expenses and a net gain of $20,834,826 on gold distributed for the redemption of shares, offset by Sponsor’s Fees of $1,789,045. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Six Months Ended June 30, 2008

The Trust’s net asset value grew from $1,481,289,446 at December 31, 2007 to $1,822,725,444 at June 30, 2008, a 23% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which grew from 17,950,000 shares at December 31, 2007 to 19,950,000 shares at June 30, 2008 as a consequence of 3,900,000 shares (78 Baskets) being created and 1,900,000 shares (38 Baskets) being redeemed during the period.

A positive change in the COMEX Spot Settlement Price, which increased 11% from $834.90 at December 31, 2007 to $926.20 at June 30, 2008, directly relates to the 11% increase in the Trust’s net asset value per outstanding share from $82.52 at December 31, 2007 to $91.36 at June 30, 2008.

The Trust’s net asset value per share increased slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s Fees, which were $3,573,424 for the period, or 0.20% of the Trust’s average weighted assets of $1,792,875,393 during the period. The net asset value per share of $99.08 at March 18, 2008 was the highest during the period, compared with a low during the period of $82.52 at January 1, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the six months ended June 30, 2008 was $47,890,545, resulting from a net gain of $1,082,425 on the sales of gold to pay expenses and a net gain of $50,381,544 on gold distributed for the redemption of shares, offset by Sponsor’s Fees of $3,573,424. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2008, zero baskets have been created, and 18 Baskets (900,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/08 to 04/30/08	400,000	0.0987
05/01/08 to 05/31/08	500,000	0.0987
06/01/08 to 06/30/08	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on January 25, 2005

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc. Sponsor of the iShares COMEX Gold Trust
(Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date:	August 7, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date:	August 7, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.