Form 10-Q
period 2008-09-30
ISHARES COMEX GOLD TRUST
filed 2008-11-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International, Inc.

400 Howard Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

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

iShares COMEX Gold Trust

Balance Sheets

At September 30, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in 000’s)	September 30, 2008	December 31, 2007
ASSETS
Current assets
Gold bullion inventory (fair value $1,783,795 and $1,481,769, respectively)	$1,321,522	$1,004,140
Receivable for capital shares sold	17,506	—

TOTAL ASSETS	$1,339,028	$1,004,140

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$531	$480

Total Liabilities	531	480

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 20,700,000 issued and outstanding at September 30, 2008 and 17,950,000 issued and outstanding at December 31, 2007	1,783,264	1,481,289
Shareholders’ equity (deficit)	(444,767)	(477,629)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,339,028	$1,004,140

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements (Unaudited)

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in 000’s, except per share amounts)	2008	2007	2008	2007
Revenues
Proceeds from sales of gold to pay expenses	$1,766	$992	$5,242	$2,850
Cost of gold sold to pay expenses	(1,271)	(789)	(3,665)	(2,269)

Gain on sales of gold to pay expenses	495	203	1,577	581
Gain on gold distributed for the redemption of shares	20,050	—	70,432	2,831

Total gain on sales and distributions of gold	20,545	203	72,009	3,412

Expenses
Sponsor’s fees	(1,720)	(1,037)	(5,293)	(2,916)

Total expenses	(1,720)	(1,037)	(5,293)	(2,916)

NET INCOME (LOSS)	$18,825	$(834)	$66,716	$496

Net income (loss) per share	$0.95	$(0.05)	$3.35	$0.03
Weighted-average shares outstanding	19,891,848	15,321,196	19,940,511	14,787,363

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2008 (Unaudited) and the year ended December 31, 2007

(Dollar amounts in 000’s)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(477,629)	$(162,737)
Net income (loss)	66,716	(507)
Adjustment of redeemable capital shares to redemption value	(33,854)	(314,385)

Shareholders’ equity (deficit) - end of period	$(444,767)	$(477,629)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$5,242	$2,850
Expenses – Sponsor’s fee paid	(5,242)	(2,850)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$66,716	$496
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(70,432)	(2,831)
Cost of gold sold to pay expenses	3,665	2,269
Increase in Sponsor’s fees payable	51	66

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$521,203	$143,408
Carrying value of gold distributed for redemption of shares, at average cost	$(182,650)	$(12,931)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in gold bullion for the three months ended September 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,968.6	$1,250,841	$1,823,302	—
Gold contributed	172.5	152,911	152,911	—
Gold distributed	(98.6)	(63,453)	(83,503)	$20,050
Gold sold	(2.0)	(1,271)	(1,766)	495
Adjustment for realized gain	—	—	20,545	—
Adjustment for unrealized gain on gold bullion	—	—	(127,694)	—

Ending balance	2,040.5	$1,339,028	$1,783,795	$20,545

The following table summarizes activity in gold bullion for the nine months ended September 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	—
Gold contributed	557.8	521,203	521,203	—
Gold distributed	(286.2)	(182,650)	(253,082)	$70,432
Gold sold	(5.9)	(3,665)	(5,242)	1,577
Adjustment for realized gain	—	—	72,009	—
Adjustment for unrealized gain on gold bullion	—	—	(32,862)	—

Ending balance	2,040.5	$1,339,028	$1,783,795	$72,009

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Shares	Amount	Shares	Amount
Beginning balance	19,950	$1,822,725	17,950	$1,481,289
Shares issued	1,750	152,911	5,650	521,203
Shares redeemed	(1,000)	(83,503)	(2,900)	(253,082)
Redemption value adjustment	—	(108,869)	—	33,854

Ending balance	20,700	$1,783,264	20,700	$1,783,264

C.	Federal Income Taxes

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

Introduction

The iShares COMEX Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 of the Notes to the Financial Statements for further discussion of our accounting policies.

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

The Quarter Ended September 30, 2008

The Trust’s net asset value fell from $1,822,725,444 at June 30, 2008 to $1,783,263,763 at September 30, 2008, a 2.16% decrease for the quarter. The decrease in the Trust’s net asset value resulted primarily from a 5.61% decrease in the COMEX Spot Settlement Price, which fell from $926.20 at June 30, 2008 to $874.20 at September 30, 2008. The decrease in the Trust’s net assets was partially offset by an increase in outstanding shares, which rose from 19,950,000 shares at June 30, 2008 to 20,700,000 shares at September 30, 2008, a consequence of 1,750,000 shares (35 Baskets) being created and 1,000,000 shares (20 Baskets) being redeemed during the quarter.

The 5.61% decline in the COMEX Spot Settlement Price also directly related to the 5.70% decrease in the Trust’s net asset value per outstanding share from $91.36 at June 30, 2008 to $86.15 at September 30, 2008.

The Trust’s net asset value per share declined slightly more than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $1,719,765 for the quarter, or 0.10% of the Trust’s average weighted assets of $1,705,118,030 during the quarter. The net asset value per share of $96.43 on July 15, 2008 was the highest during the quarter, compared with a low during the period of $73.06 on September 11, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended September 30, 2008 was $18,825,422, resulting from a net gain of $495,118 on the sales of gold to pay expenses and a net gain of $20,050,069 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $1,719,765. Other than the Sponsor’s fees, the Trust had no expenses during the period.

The Nine Months Ended September 30, 2008

The Trust’s net asset value grew from $1,481,289,446 at December 31, 2007 to $1,783,263,763 at September 30, 2008, a 20.39% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which grew from 17,950,000 shares at December 31, 2007 to 20,700,000 shares at September 30, 2008, a consequence of 5,650,000 shares (113 Baskets) being created and 2,900,000 shares (58 Baskets) being redeemed during the period.

A positive change in the COMEX Spot Settlement Price, which increased 4.71% from $834.90 at December 31, 2007 to $874.20 at September 30, 2008, directly related to the 4.40% increase in the Trust’s net asset value per outstanding share from $82.52 at December 31, 2007 to $86.15 at September 30, 2008.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $5,293,489 for the period, or 0.30% of the Trust’s average weighted assets of $1,763,409,417 during the period. The net asset value per share of $99.08 on March 18, 2008 was the highest during the period, compared with a low during the period of $73.06 on September 11, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the nine months ended September 30, 2008 was $66,715,865, resulting from a net gain of $1,577,442 on the sales of gold to pay expenses and a net gain of $70,431,912 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $5,293,489. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2008, 35 baskets (1,750,000 shares) have been created, and 20 Baskets (1,000,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/08 to 07/31/08	—	—
08/01/08 to 08/31/08	550,000	0.09858
09/01/08 to 09/30/08	450,000	0.09855

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-112589 on January 25, 2005

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-112589 on November 12, 2004

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-112589 on January 25, 2005

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc. Sponsor of the iShares COMEX Gold Trust
(Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date:	November 7, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date:	November 7, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.