Form 10-K/A
period 2007-12-31
ISHARES COMEX GOLD TRUST
filed 2008-11-12
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Amendment”) amends the Annual Report on Form 10-K for the same period originally filed by the iShares® COMEX® Gold Trust (the “Trust”) on February 27, 2008 (the “Original Filing”). The purposes of the Amendment are: (i) to include at the end of Item 1 of Part I (Business) the information under the heading “United States Federal Income Tax Consequences”; (ii) to file as Exhibits 4.2, 10.1 and 10.2, respectively, executed versions of the Standard Terms for Authorized Participant Agreements, the Custodian Agreement and the Sub-License Agreement, each dated as of January 19, 2005; and (iii) to identify in the signature page of the report the individual who acts as principal accounting officer.

Except as described above, the Amendment does not otherwise modify the information contained in the Original Filing, and the Trust has made no attempt to update such information to reflect changes or events taking place after February 27, 2008.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of iShares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in iShares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker- dealers, traders, persons holding iShares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold iShares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of iShares. Purchasers of iShares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in iShares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

•

A corporation or partnership (or entity treated as a corporation or partnership for United States federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof, including the District of Columbia;

•	An estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

•

A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or a trust that has made a valid election under applicable Treasury Regulations to be treated as a domestic trust.

A Shareholder that is not a U.S. Shareholder as defined above is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The sponsor and the trustee will treat the trust as a “grantor trust” for United States federal income tax purposes. In the opinion of tax counsel to the trust, although not free from doubt due to the lack of directly governing authority, the trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the trust itself will not be subject to United States federal income tax. Instead, the trust’s income and expenses will “flow through” to the Shareholders, and the trustee will report the trust’s income, gains, losses and deductions to the IRS on that basis. The opinion of tax counsel to the trust represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the sponsor nor the trustee will request a ruling from the IRS with respect to the classification of the trust for United States federal income tax purposes. If the IRS were to assert successfully that the trust is not classified as a “grantor trust,” the trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

The following discussion assumes that the trust will be classified as a “grantor trust” for United States federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the trust’s income, if any, and as if they directly incurred their respective pro rata shares of the trust’s expenses. In the case of a Shareholder that purchases iShares for cash, its initial tax basis in its pro rata share of the assets held in the trust at the time it acquires its iShares will be equal to its cost of acquiring the iShares. In the case of a Shareholder that acquires its iShares as part of a creation of a Basket, the delivery of gold to the trust in exchange for the underlying gold represented by the iShares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s iShares are acquired on the same date and at the same price per iShare. Shareholders that hold multiple lots of iShares, or that are contemplating acquiring multiple lots of iShares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such iShares.

When the trust sells gold, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the gold that was sold. A Shareholder’s tax basis for its share of any gold sold by the trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the trust will be equal to its tax basis for its share of the total amount of the gold held in the trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold. The delivery to the trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces) and the subsequent delivery by the trust of gold in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event.

Upon a Shareholder’s sale of some or all of its iShares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the trust at the time of the sale that is attributable to the iShares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the iShares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the trust at the time of sale that is attributable to the iShares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s iShares in exchange for the underlying gold represented by the iShares redeemed generally will not be a taxable event to the Shareholder. In addition, a Shareholder that acquires its iShares as part of a creation of a Basket by the delivery to the trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces), the subsequent redemption of its iShares for gold delivered by the trust in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event, provided that amount of gold received upon redemption contains the equivalent metallic content of the gold delivered upon creation, less amounts accrued or sold to pay the trust’s expenses and other charges. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the trust immediately prior to the redemption that is attributable to the iShares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the iShares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s iShares, the Shareholder’s tax basis for its pro rata share of the gold held in the trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, is treated as the basis of the gold received by the Shareholder in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of iShares held for more than one year, or attributable to the trust’s sale of any gold which the Shareholder is treated (through its ownership of iShares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing iShares will be treated as part of the Shareholder’s tax basis in the underlying assets of the trust. Similarly, any brokerage fee incurred by a Shareholder in selling iShares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the trust (as discussed above), even though some or all of the proceeds of such sale are used by the trustee to pay trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code.

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase iShares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the iShares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding iShares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (i) the likelihood that an investment in iShares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (ii) the extent to which an investment in iShares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The sponsor has received a private letter ruling from the IRS which provides that the purchase of iShares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of iShares results in the distribution of gold bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See also “ERISA and Related Considerations.”

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of iShares, or upon the sale of gold by the trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The trustee will file certain information returns with the IRS in connection with the trust. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of iShares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in iShares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (ERISA) and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, Plans), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans, are advised to consult with their counsel prior to an investment in iShares.

In contemplating an investment of a portion of Plan assets in iShares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (a) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (b) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (c) the Plan’s funding objectives; and (d) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

Exhibits

Exhibit No.	Description

4.1	Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Standard Terms for Authorized Participant Agreements

10.1	Custodian Agreement

10.2	Sub-license Agreement

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

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

Date: November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer,
(Principal executive officer)
Director

Date: November 12, 2008

/S/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer,
(Principal financial and accounting officer)
Director

Date: November 12, 2008

*	The registrant is a trust, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the sponsor of the registrant.