Form 10-K
period 2008-12-31
ISHARES COMEX GOLD TRUST
filed 2009-02-27
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

iShares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the registrant had 19,950,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $1,820,038,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Part I

Item 1. Business.

The purpose of the iShares COMEX Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of gold held by the custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the Trust is Barclays Global Investors International, Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York (the “Trustee”) and the custodian is The Bank of Nova Scotia (the “Custodian”).

The Trust’s net assets grew from $1,481,289,446 at December 31, 2007 to $1,896,304,989 by December 31, 2008, the Trust’s fiscal year end. Outstanding shares in the Trust grew from 17,950,000 shares at December 31, 2007 to 21,800,000 shares outstanding at December 31, 2008.

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

Listed.

The iShares are listed and trade on NYSE Arca under the symbol “IAU.”

Relatively cost efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in gold for investors not otherwise in a position to participate directly in the market for physical gold.

Secondary Market Trading

While the objective of the Trust is for the value of the iShares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare, or “NAV”. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the iShares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) (which usually closes from 1:30 p.m. until 2:00 p.m. New York time). As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

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

The Sponsor was paid $6,964,547 for acting as the Sponsor during the year ended December 31, 2008.

Deposit of Gold; Issuance of Baskets of iShares

The Trust creates and redeems iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee delivers the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. The Sponsor and the

Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the London Good Delivery Standards of the London Bullion Market Association (“LBMA”).

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

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount (in effect at the time of the creation of the Trust) was 5,000 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the COMEX determines settlement prices, including the settlement price for the spot month gold futures contract and how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of iShares in each Basket (50,0000) and dividing the resulting product by that day’s COMEX settlement price for the spot month gold futures contract. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated by the Sponsor to the market via its website for the iShares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

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

(b) the second business day thereafter, if it does not exceed:

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

Redemptions may be suspended only (i) during any period in which regular trading on NYSE Arca or the COMEX is suspended or restricted or one or both exchanges are closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of iShares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in iShares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, persons holding iShares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold iShares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of iShares. Purchasers of iShares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in iShares.

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

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in iShares.

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

Because the Trust does not have any income, it needs to sell gold to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s fee. The result of these periodic sales is that the amount of gold represented by each iShare will decrease. New deposits of gold, received in exchange for new iShares issued by the Trust, do not reverse this trend.

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

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the gold owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of iShares outstanding on that date, results in the NAV.

iShares may trade at, above or below their NAV. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per iShare may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the iShares will trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX (which usually closes from 1:30 p.m. until 2:00 p.m. New York time). As a result, during this time, trading spreads, and the resulting premium or discount on iShares, may widen.

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

Although iShares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on NYSE Arca or COMEX is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem iShares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption Baskets of iShares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its iShares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in iShares during periods of suspension, decreasing the number of potential buyers of iShares in the secondary market and, therefore, the price a shareholder may receive upon sale.

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

Although iShares are listed for trading on NYSE Arca, you should not assume that an active trading market for the iShares will develop or be maintained. If you need to sell your iShares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your iShares (assuming you are able to sell them).

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

The Trust does not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and its Sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor. Consequently, the owner of iShares does not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. Consequently, the Trustee is not subject to registration as a commodity pool operator and the owners of iShares do not receive the disclosure document and certified annual report required to be delivered by a commodity pool operator.

The value of the iShares will be adversely affected if gold owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The responsibility of the Custodian for loss or damage to the Trust’s gold is not unlimited. The agreement with the Custodian contemplates that under certain circumstances the Custodian will not be responsible for loss or damage to the Trust’s gold in the Custodian’s possession. For example, losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian will be sustained by the Trust. Any loss of gold owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the iShares are traded on NYSE Arca.

Gold transferred to the Trust in connection with the creation of Baskets of iShares may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee issues iShares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing iShares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets of iShares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each person that deposits gold in the Trust is liable to the Trust if that gold does not meet the requirements of the Trust Agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of iShares are issued in exchange for gold of inferior quality and the Trust is not able to recover damages from the person that deposited that gold, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the iShares trade on NYSE Arca will also be adversely affected.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the iShares commenced trading on NYSE Arca under the symbol “IAU”. Prior to that, the iShares were traded on the American Stock Exchange (“AMEX”), also under the symbol “IAU,” since their initial public offering on January 21, 2005. For each of the quarters during the fiscal years ended December 31, 2008 and 2007, the high and low sale prices of the iShares as reported for AMEX and NYSE Arca transactions were as follows:

	Years ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$99.39	$84.89	$68.24	$60.21
Second Quarter	$93.25	$83.84	$68.67	$63.73
Third Quarter	$96.20	$73.00	$73.63	$64.50
Fourth Quarter	$89.75	$70.34	$83.03	$72.11

The number of record holders of the shares of the registrant as of January 30, 2009 was approximately 176.

b) Not applicable.

c) 1,000,000 shares were redeemed during the fourth quarter of the year ended December 31, 2008.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/08 to 10/31/08	500,000	.09853
11/01/08 to 11/30/08	200,000	.09850
12/01/08 to 12/31/08	300,000	.09848

Total	1,000,000	.09851

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2008, 2007, 2006 and 2005*)

(Dollar amounts in 000’s, except for per share amounts)

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005*
Total assets	$1,448,373	$1,004,140	$745,229	$316,959
Total gain on sales and distributions of gold	$82,241	$3,770	$5,395	$8,297
Net income (loss)	$75,276	$(507)	$2,348	$7,309
Weighted-average shares outstanding	20,250,000	15,423,973	12,607,945	5,881,594
Net income (loss) per share	$3.72	$(0.03)	$0.19	$1.24
Net cash flows	$—	$—	$—	$—

*	For the period from January 21, 2005 (date of inception) to December 31, 2005

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York acting as trustee pursuant to the Trust’s First Amended and Restated Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the Sponsor of the Trust. The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a Custodian as an agent of the Trust and responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca under the symbol “IAU.”

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX Spot Settlement Price. Should the market value of the gold bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and the COMEX Spot Settlement Price is used as the value for financial statement purposes. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

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

The following chart shows the daily COMEX Gold Spot Settlement Prices for the period from December 2004 through December 2008:

The year ended December 31, 2008

The Trust’s net asset value grew from $1,481,289,446 at December 31, 2007 to $1,896,304,989 at December 31, 2008, a 28.02% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 17,950,000 shares at December 31, 2007 to 21,800,000 shares at December 31, 2008 as a consequence of 7,750,000 shares (155 Baskets) being created during the year and 3,900,000 shares (78 Baskets) being redeemed during the year.

A positive change in the COMEX Spot Settlement Price, which rose 5.83% from $834.90 at December 31, 2007 to $883.60 at December 31, 2008, directly relates to the 5.42% increase in the Trust’s net asset value per share from $82.52 at December 31, 2007 to $86.99 at December 31, 2008, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $6,964,547 for the year, or 0.40% of the Trust’s average weighted assets of $1,737,079,820 during the year. The net asset value per share of $99.08 at March 18, 2008 was the highest during the year, compared with a low of $69.43 at November 13, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the year ended December 31, 2008 was $75,275,735 resulting from a net gain of $1,820,506 on the sales of gold to pay expenses and a net gain of $80,419,776 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $6,964,547. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2008.

The year ended December 31, 2007

The Trust’s net asset value grew from $907,668,832 at December 31, 2006 to $1,481,289,446 at December 31, 2007, a 63.20% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 14,400,000 shares at December 31, 2006 to 17,950,000 shares at December 31, 2007 as a consequence of 3,800,000 shares (76 Baskets) being created during the year and 250,000 shares (5 Baskets) being redeemed during the year.

A positive change in the COMEX Spot Settlement Price, which rose 31.44% from $635.20 at December 31, 2006 to $834.90 at December 31, 2007, directly relates to the 30.93% increase in the Trust’s net asset value per share from $63.03 at December 31, 2006 to $82.52 at December 31, 2007, which tracked the change in the COMEX Spot Settlement Price.

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

Net loss for the year ended December 31, 2007 was $507,145, resulting from a net gain of $938,614 on the sales of gold to pay expenses and a net gain of $2,831,219 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $4,276,778. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2007.

The year ended December 31, 2006

The Trust’s net assets grew from $368,339,392 at December 31, 2005 to $907,668,832 at December 31, 2006, a 146.42% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 7,150,000 shares at December 31, 2005 to 14,400,000 shares at December 31, 2006 as a consequence of 7,650,000 shares (153 Baskets) being created and 400,000 shares (8 Baskets), being redeemed during the year.

A positive change in the COMEX Spot Settlement Price, which rose 22.84% from $517.10 at December 31, 2005 to $635.20 at December 31, 2006, directly relates to the 22.34% rise in the Trust’s net asset value per share from $51.52 at December 31, 2005 to $63.03 at December 31, 2006.

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

Net income for the year ended December 31, 2006 was $2,348,531, resulting from a net gain of $490,778 on the sale of gold to pay expenses and a net gain of $4,904,419 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $3,047,177. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per share amounts)

	Three months ended (Unaudited)				Year ended Dec. 31, 2008
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenues
Proceeds from sales of gold to pay expenses	$1,596	$1,880	$1,766	$1,614	$6,856
Cost of gold sold to pay expenses	(1,028)	(1,366)	(1,271)	(1,370)	(5,035)

Gain on sale of gold to pay expenses	568	514	495	244	1,821
Gain on gold distributed for the redemption of shares	29,547	20,835	20,050	9,988	80,420

Total gain on sales and distributions of gold	30,115	21,349	20,545	10,232	82,241

Expenses
Sponsor’s fees	(1,784)	(1,789)	(1,720)	(1,672)	(6,965)

Total expenses	(1,784)	(1,789)	(1,720)	(1,672)	(6,965)

Net income	28,331	19,560	18,825	8,560	75,276

Net income per share	$1.44	$0.97	$0.95	$0.40	$3.72
Weighted-average shares outstanding	19,704,396	20,225,824	19,891,848	21,209,783	20,250,000

	Three months ended (Unaudited)				Year ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues
Proceeds from sales of gold to pay expenses	$888	$970	$992	$1,244	$4,094
Cost of gold sold to pay expenses	(719)	(761)	(789)	(886)	(3,155)

Gain on sale of gold to pay expenses	169	209	203	358	939
Gain on gold distributed for the redemption of shares	2,831	—	—	—	2,831

Total gain on sales and distributions of gold	3,000	209	203	358	3,770

Expenses
Sponsor’s fees	(908)	(971)	(1,037)	(1,361)	(4,277)

Total expenses	(908)	(971)	(1,037)	(1,361)	(4,277)

Net income (loss)	2,092	(762)	(834)	(1,003)	(507)

Net income (loss) per share	$0.15	$(0.05)	$(0.05)	$(0.06)	$(0.03)
Weighted-average shares outstanding	14,304,444	14,725,275	15,321,196	17,313,043	15,423,973

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-9 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2008.

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

The Principal Executive Officer and Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for years ended December 31, 2008 and 2007 were:

	2008	2007
Audit fees	$63,700	$68,450
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

	$63,700	$68,450

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2008 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares COMEX Gold Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares COMEX Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares COMEX Gold Trust (“the Trust”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits which was an integrated audit in 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2009

iShares COMEX Gold Trust

Balance Sheets

At December 31, 2008 and 2007

(Dollar amounts in 000’s)	December 31, 2008	December 31, 2007
ASSETS
Current assets
Gold bullion inventory (fair value $1,896,894 and $1,481,769, respectively)	$1,448,373	$1,004,140

TOTAL ASSETS	$1,448,373	$1,004,140

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$589	$480

Total liabilities	589	$480
Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 21,800,000 issued and outstanding at December 31, 2008 and 17,950,000 issued and outstanding at December 31, 2007	1,896,305	1,481,289
Shareholders’ equity (deficit)	(448,521)	(477,629)

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,448,373	$1,004,140

See notes to the financial statements.

iShares COMEX Gold Trust

Income Statements

For the years ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
(Dollar amounts in 000’s, except for per share amounts)	2008	2007	2006
Revenues
Proceeds from sales of gold to pay expenses	$6,856	$4,094	$2,750
Cost of gold sold to pay expenses	(5,035)	(3,155)	(2,259)

Gain on sales of gold to pay expenses	1,821	939	491
Gain on gold distributed for the redemption of shares	80,420	2,831	4,904

Total gain on sales and distributions of gold	82,241	3,770	5,395

Expenses
Sponsor’s fees	(6,965)	(4,277)	(3,047)

Total expenses	(6,965)	(4,277)	(3,047)

NET INCOME (LOSS)	$75,276	$(507)	$2,348

Net income (loss) per share	$3.72	$(0.03)	$0.19
Weighted-average shares outstanding	20,250,000	15,423,973	12,607,945

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
(Dollar amounts in 000’s)	2008	2007	2006
Shareholders’ equity (deficit) - beginning of period	$(477,629)	$(162,737)	$(51,380)
Net income (loss)	75,276	(507)	2,348
Adjustment of redeemable shares to redemption value	(46,168)	(314,385)	(113,705)

Shareholders’ equity (deficit) - end of period	$(448,521)	$(477,629)	$(162,737)

See notes to the financial statements.

iShares COMEX Gold Trust

Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
(Dollar amounts in 000’s)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$6,856	$4,094	$2,750
Expenses – Sponsor’s fee paid	(6,856)	(4,094)	(2,750)

Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$75,276	$(507)	$2,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(80,420)	(2,831)	(4,904)
Cost of gold sold to pay expenses	5,035	3,155	2,259
Increase in Sponsor’s fees payable	109	183	297

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$697,456	$274,997	$450,893
Carrying value of gold distributed for redemption of shares, at average cost	$(248,188)	$(12,931)	$(20,364)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares COMEX Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation wholly-owned by Barclays Bank PLC. The Trust is governed by the First Amended and Restated Depositary Trust Agreement dated as of February 6, 2007 (the “Trust Agreement”).

The objective of the Trust is for the value of its shares to reflect, at any given time, the price of gold owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

A. Gold Bullion

The Bank of Nova Scotia, (the “Custodian”), is responsible for safekeeping the gold owned by the Trust.

For financial statement purposes, the gold bullion is valued at the lower of cost or market, using the average cost method. Should the market value of the gold held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”).

The following table summarizes activity in gold bullion for the years ended December 31, 2008, 2007 and 2006 (all balances in 000’s):

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	—
Gold contributed	764.6	697,456	697,456	—
Gold distributed	(384.7)	(248,188)	(328,608)	$80,420
Gold sold	(7.9)	(5,035)	(6,856)	1,821
Adjustment for realized gain	—	—	82,241	—
Adjustment for unrealized loss on gold bullion	—	—	(29,108)	—

Ending balance	2,146.8	$1,448,373	$1,896,894	$82,241

December 31, 2007	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	—
Gold contributed	376.1	274,997	274,997	—
Gold distributed	(24.8)	(12,931)	(15,762)	$2,831
Gold sold	(5.9)	(3,155)	(4,094)	939
Adjustment for realized gain	—	—	3,770	—
Adjustment for unrealized gain on gold bullion	—	—	314,892	—

Ending balance	1,774.8	$1,004,140	$1,481,769	$3,770

December 31, 2006	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	712.3	$316,959	$368,339	—
Gold contributed	761.3	450,893	450,893	—
Gold distributed	(39.8)	(20,364)	(25,268)	$4,904
Gold sold	(4.4)	(2,259)	(2,750)	491
Adjustment for realized gain	—	—	5,395	—
Adjustment for unrealized gain on gold bullion	—	—	111,357	—

Ending balance	1,429.4	$745,229	$907,966	$5,395

B. Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only deals with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on NYSE Arca or COMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a contra asset on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in shareholders’ equity.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the gold bullion held by the Trust.

Activity in redeemable capital shares for the years ended December 31, 2008, 2007 and 2006 is as follows (all balances in 000’s):

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	17,950	$1,481,289	14,400	$907,669	7,150	$368,339
Shares issued	7,750	697,456	3,800	274,997	7,650	450,893
Shares redeemed	(3,900)	(328,608)	(250)	(15,762)	(400)	(25,268)
Redemption value adjustment		46,168	—	314,385	—	113,705

Ending balance	21,800	$1,896,305	17,950	$1,481,289	14,400	$907,669

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D. Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal years ended December 31, 2008, 2007 and 2006, the Sponsor also agreed to pay all legal expenses over the $100,000 per annum limit.

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer,
(Principal executive officer)
Director

Date: February 27, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer,
(Principal financial and accounting officer)
Director

Date: February 27, 2009

*	The registrant is a trust, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the sponsor of the registrant.