Form 10-Q
period 2009-03-31
ISHARES COMEX GOLD TRUST
filed 2009-05-11
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I – Financial Information

Item 1. Financial Statements

iShares® COMEX® Gold Trust

Balance Sheets

At March 31, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Gold bullion inventory (fair value of $2,010,516 and $1,896,894, respectively)	$1,499,373	$1,448,373

TOTAL ASSETS	$1,499,373	$1,448,373

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$685	$589

Total liabilities	685	589
Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 22,150,000 issued and outstanding at March 31, 2009 and 21,800,000 issued and outstanding at December 31, 2008	2,009,831	1,896,305
Shareholder’s equity (deficit)	(511,143)	(448,521)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,499,373	$1,448,373

See notes to the financial statements.

iShares® COMEX® Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008
Revenues
Proceeds from sales of gold to pay expenses	$1,871	$1,596
Cost of gold sold to pay expenses	(1,400)	(1,028)

Gain on sales of gold to pay expenses	471	568
Gain on gold distributed for the redemption of shares	24,879	29,547

Total gain on sales and distributions of gold	25,350	30,115
Expenses
Sponsor’s fees	(1,967)	(1,784)

Total expenses	(1,967)	(1,784)

NET INCOME	$23,383	$28,331

Net income per share	$1.05	$1.44
Weighted-average shares outstanding	22,265,556	19,704,396

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Shareholders’ equity (deficit) - beginning of period	$(448,521)	$(477,629)
Net income	23,383	75,276
Adjustment of redeemable capital shares to redemption value	(86,005)	(46,168)

Shareholders’ equity (deficit) - end of period	$(511,143)	$(448,521)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$1,871	$1,596
Expenses – Sponsor’s fee paid	(1,871)	(1,596)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$23,383	$28,331
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(24,879)	(29,547)
Cost of gold sold to pay expenses	1,400	1,028
Increase in Sponsor’s fees payable	96	188

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$116,364	$368,292
Carrying value of gold distributed for redemption of shares, at average cost	$(63,964)	$(62,748)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2009 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares® COMEX® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York Trust. The trustee is The Bank of New York Mellon (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the First Amended and Restated Depositary Trust Agreement dated as of February 6, 2007 (the “Trust Agreement”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

A.	Gold Bullion

The Bank of Nova Scotia, (the “Custodian”), is responsible for safekeeping the gold owned by the Trust.

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the gold held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”).

The following table summarizes activity in gold bullion for the three months ended March 31, 2009 (all balances in 000’s):

March 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	—
Gold contributed	127.9	116,364	116,364	—
Gold distributed	(93.4)	(63,964)	(88,843)	$24,879
Gold sold	(2.1)	(1,400)	(1,871)	471
Adjustment for realized gain	—	—	25,350	—
Adjustment for unrealized gain on gold bullion	—	—	62,622	—

Ending balance	2,179.2	$1,499,373	$2,010,516	$25,350

The following table summarizes activity in gold bullion for the year ended December 31, 2008 (all balances in 000’s):

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	—
Gold contributed	764.6	697,456	697,456	—
Gold distributed	(384.7)	(248,188)	(328,608)	$80,420
Gold sold	(7.9)	(5,035)	(6,856)	1,821
Adjustment for realized gain	—	—	82,241	—
Adjustment for unrealized loss on gold bullion	—	—	(29,108)	—

Ending balance	2,146.8	$1,448,373	$1,896,894	$82,241

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2009		Year Ended December 31,2008
	Shares	Amount	Shares	Amount
Beginning balance	21,800	$1,896,305	17,950	$1,481,289
Shares issued	1,300	116,364	7,750	697,456
Shares redeemed	(950)	(88,843)	(3,900)	(328,608)
Redemption value adjustment	—	86,005	—	46,168

Ending balance	22,150	$2,009,831	21,800	$1,896,305

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.40% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

3.	SUBSEQUENT EVENT

On April 9, 2009, Barclays Global Investors UK Holdings Limited, the parent company of the Sponsor of the Trust, entered into an agreement which contemplates the sale of its interest in the Sponsor and certain affiliated entities to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

It is not expected that the change of ownership of the Sponsor will affect the Trust, its shareholders, or an investment in its shares.

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

Introduction

The iShares® COMEX® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

On April 9, 2009, Barclays Global Investors UK Holdings Limited, the parent company of the Sponsor of the Trust, entered into an agreement which contemplates the sale of its interest in the Sponsor and certain affiliated entities to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

It is not expected that the change of ownership of the Sponsor will affect the Trust, its shareholders, or an investment in its shares.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the gold held by the Trust using the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the COMEX Spot Settlement Price. Should the market value of the gold bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and the COMEX Spot Settlement Price is used as the value for financial statement purposes. Should the market value of the gold held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. As indicated above, the COMEX Spot Settlement Price is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The COMEX Spot Settlement Price is used since it is commonly used by the U.S. gold market as an indicator of the value of gold, and is required by the Trust Agreement. The use of an indicator of value of gold bullion other than the COMEX Spot Settlement Price could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Quarter Ended March 31, 2009

The Trust’s net asset value grew from $1,896,304,989 at December 31, 2008 to $2,009,831,043 at March 31, 2009, a 5.99% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in net asset value per outstanding share. The 4.31% increase in the Trust’s net asset value per outstanding share from $86.99 at December 31, 2008 to $90.74 at March 31, 2009 directly relates to an increase in COMEX Spot Settlement Price, which rose 4.41% from $883.60 at December 31, 2008 to $922.60 at March 31, 2009.

The Trust’s outstanding shares increased from 21,800,000 shares at December 31, 2008 to 22,150,000 shares at March 31, 2009 as a result of 1,300,000 shares (26 Baskets) being created and 950,000 shares (19 Baskets) being redeemed during the quarter.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $1,967,438 for the quarter, or 0.10% of the Trust’s average weighted assets of $1,996,238,874 during the quarter. The net asset value per share of $98.57 on February 20, 2009 was the highest during the quarter, compared with a low during the quarter of $79.40 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended March 31, 2009 was $23,382,529, resulting from a net gain of $470,811 on the sales of gold to pay expenses and a net gain of $24,879,156 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $1,967,438. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to Risk Factors since last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended on December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2009, 26 Baskets (1,300,000 shares) have been created, and 19 Baskets (950,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	650,000	0. 0984
03/01/09 to 03/31/09	300,000	0. 0984

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.

Sponsor of the iShares® COMEX® Gold Trust (Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: May 11, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.