Form 10-Q
period 2009-06-30
ISHARES COMEX GOLD TRUST
filed 2009-08-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I – Financial Information

Item 1. Financial Statements

iShares® COMEX® Gold Trust

Balance Sheets

At June 30, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	June 30, 2009	December 31, 2008
ASSETS
Current assets
Gold bullion inventory (fair value of $2,109,432 and $1,896,894, respectively)	$1,589,041	$1,448,373

TOTAL ASSETS	$1,589,041	$1,448,373

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$701	$589

Total liabilities	701	589
Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 23,150,000 issued and outstanding at June 30, 2009 and 21,800,000 issued and outstanding at December 31, 2008	2,108,731	1,896,305
Shareholder’s equity (deficit)	(520,391)	(448,521)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,589,041	$1,448,373

See notes to the financial statements.

iShares® COMEX® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008	2009	2008
Revenues
Proceeds from sales of gold to pay expenses	$2,022	$1,880	$3,893	$3,476
Cost of gold sold to pay expenses	(1,503)	(1,366)	(2,903)	(2,394)

Gain on sales of gold to pay expenses	519	514	990	1,082
Gain on gold distributed for the redemption of shares	—	20,835	24,879	50,382

Total gain on sales and distributions of gold	519	21,349	25,869	51,464
Expenses
Sponsor’s fees	(2,038)	(1,789)	(4,005)	(3,573)

Total expenses	(2,038)	(1,789)	(4,005)	(3,573)

NET INCOME (LOSS)	$(1,519)	$19,560	$21,864	$47,891

Net income (loss) per share	$(0.07)	$0.97	$0.98	$2.40
Weighted-average shares outstanding	22,550,000	20,225,824	22,408,564	19,965,110

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Shareholders’ equity (deficit) - beginning of period	$(448,521)	$(477,629)
Net income	21,864	75,276
Adjustment of redeemable capital shares to redemption value	(93,734)	(46,168)

Shareholders’ equity (deficit) - end of period	$(520,391)	$(448,521)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$3,893	$3,476
Expenses – Sponsor’s fee paid	(3,893)	(3,476)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$21,864	$47,891
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(24,879)	(50,382)
Cost of gold sold to pay expenses	2,903	2,394
Increase in Sponsor’s fees payable	112	97

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$207,535	$368,292
Carrying value of gold distributed for redemption of shares, at average cost	$(63,964)	$(119,197)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2009 (Unaudited)

1 - Organization

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

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of the Sponsor of the Trust, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in its shares.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Gold Bullion

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,179.2	$1,499,373	$2,010,516	—
Gold contributed	98.3	91,171	91,171	—
Gold distributed	—	—	—	—
Gold sold	(2.2)	(1,503)	(2,022)	$519
Adjustment for realized gain	—	—	519	—
Adjustment for unrealized gain on gold bullion	—	—	9,248	—

Ending balance	2,275.3	$1,589,041	$2,109,432	$519

The following table summarizes activity in gold bullion for the six months ended June 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	—
Gold contributed	226.2	207,535	207,535	—
Gold distributed	(93.4)	(63,964)	(88,843)	$24,879
Gold sold	(4.3)	(2,903)	(3,893)	990
Adjustment for realized gain	—	—	25,869	—
Adjustment for unrealized gain on gold bullion	—	—	71,870	—

Ending balance	2,275.3	$1,589,041	$2,109,432	$25,869

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Shares	Amount	Shares	Amount
Beginning balance	22,150	$2,009,831	21,800	$1,896,305
Shares issued	1,000	91,171	2,300	207,535
Shares redeemed	—	—	(950)	(88,843)
Redemption value adjustment	—	7,729	—	93,734

Ending balance	23,150	$2,108,731	23,150	$2,108,731

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

E.	Current Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. GAAP recognized by the FASB to be applied in the preparation of financial statements by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Trust is currently evaluating the impact that FAS 168 may have on its financial statements.

3 - Expenses

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

4 - Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

5 - Indemnification

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

6 - Concentration Risk

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2009, events and transactions subsequent to June 30, 2009 through August 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

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

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of the Sponsor of the Trust, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in its shares.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

The Quarter Ended June 30, 2009

The Trust’s net asset value grew from $2,009,831,043 at March 31, 2009 to $2,108,731,246 at June 30, 2009, a 4.92% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which grew from 22,150,000 shares at March 31, 2009 to 23,150,000 shares at June 30, 2009, a consequence of 1,000,000 shares (20 Baskets) being created and zero shares being redeemed during the quarter.

A positive change in COMEX Spot Settlement Price, which rose 0.49% from $922.60 at March 31, 2009 to $927.10 at June 30, 2009, directly relates to the 0.39% increase in the Trust’s net asset value per outstanding share from $90.74 at March 31, 2009 to $91.09 at June 30, 2009.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $2,037,681 for the quarter, or 0.10% of the Trust’s average weighted assets of $2,045,168,058 during the quarter. The net asset value per share of $96.63 on June 2, 2009 was the highest during the quarter, compared with a low during the period of $85.29 on April 17, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net losses for the quarter ended June 30, 2009 were $1,518,832, resulting from a net gain of $518,849 on the sales of gold to pay expenses, offset by the Sponsor’s fees of $2,037,681. Other than the Sponsor’s fees, the Trust had no expenses during the period.

The Six Months Ended June 30, 2009

The Trust’s net asset value grew from $1,896,304,989 at December 31, 2008 to $2,108,731,246 at June 30, 2009, an 11.20% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which increased from 21,800,000 shares at December 31, 2008 to 23,150,000 shares at June 30, 2009, a consequence of 2,300,000 shares (46 Baskets) being created and 950,000 shares (19 Baskets) being redeemed during the period.

A positive change increase in COMEX Spot Settlement Price, which rose 4.92% from $883.60 at December 31, 2008 to $927.10 at June 30, 2009, directly relates to the 4.71% increase in the Trust’s net asset value per outstanding share from $86.99 at December 31, 2008 to $91.09 at June 30, 2009.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $4,005,119 for the period, or 0.20% of the Trust’s average weighted assets of $2,020,838,630 during the period. The net asset value per share of $98.57 on February 20, 2009 was the highest during the period, compared with a low during the period of $79.40 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the six months ended June 30, 2009 was $21,863,697, resulting from a net gain of $989,660 on the sales of gold to pay expenses and a net gain of $24,879,156 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $4,005,119. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 4T. Controls and Procedures

Not applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2009, 20 baskets (1,000,000 shares) have been created. No redemptions of shares occurred during the quarter ended June 30, 2009.

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

Date: August 6, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.