Form 10-Q
period 2009-09-30
ISHARES COMEX GOLD TRUST
filed 2009-11-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Part I – Financial Information

Item 1.	Financial Statements

iShares® COMEX® Gold Trust

Balance Sheets

At September 30, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Gold bullion inventory (fair value of $2,419,882 and $1,896,894, respectively)	$1,710,024	$1,448,373

TOTAL ASSETS	$1,710,024	$1,448,373

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$785	$589

Total liabilities	785	589

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 24,450,000 issued and outstanding at September 30, 2009 and 21,800,000 issued and outstanding at December 31, 2008	2,419,097	1,896,305
Shareholders’ equity (deficit)	(709,858)	(448,521)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,710,024	$1,448,373

See notes to the financial statements.

iShares® COMEX® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008	2009	2008
Revenues
Proceeds from sales of gold to pay expenses	$2,192	$1,766	$6,085	$5,242
Cost of gold sold to pay expenses	(1,621)	(1,271)	(4,524)	(3,665)

Gain on sales of gold to pay expenses	571	495	1,561	1,577
Gain on gold distributed for the redemption of shares	—	20,050	24,879	70,432

Total gain on sales and distributions of gold	571	20,545	26,440	72,009
Expenses
Sponsor’s fees	(2,276)	(1,720)	(6,281)	(5,293)

Total expenses	(2,276)	(1,720)	(6,281)	(5,293)

NET INCOME (LOSS)	$(1,705)	$18,825	$20,159	$66,716

Net income (loss) per share	$(0.07)	$0.95	$0.88	$3.35
Weighted-average shares outstanding	23,964,130	19,891,848	22,932,784	19,940,511

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Shareholders’ equity (deficit) - beginning of period	$(448,521)	$(477,629)
Net income	20,159	75,276
Adjustment of redeemable capital shares to redemption value	(281,496)	(46,168)

Shareholders’ equity (deficit) - end of period	$(709,858)	$(448,521)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$6,085	$5,242
Expenses – Sponsor’s fee paid	(6,085)	(5,242)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$20,159	$66,716
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(24,879)	(70,432)
Cost of gold sold to pay expenses	4,524	3,665
Increase in Sponsor’s fees payable	196	51

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$330,139	$521,203
Carrying value of gold distributed for redemption of shares, at average cost	$(63,964)	$(182,650)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2009 (Unaudited)

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

The following table summarizes activity in gold bullion for the three months ended September 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,275.3	$1,589,041	$2,109,432	—
Gold contributed	127.7	122,604	122,604	—
Gold distributed	—	—	—	—
Gold sold	(2.3)	(1,621)	(2,192)	$571
Adjustment for realized gain	—	—	571	—
Adjustment for unrealized gain on gold bullion	—	—	189,467	—

Ending balance	2,400.7	$1,710,024	$2,419,882	$571

The following table summarizes activity in gold bullion for the nine months ended September 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	—
Gold contributed	353.9	330,139	330,139	—
Gold distributed	(93.4)	(63,964)	(88,843)	$24,879
Gold sold	(6.6)	(4,524)	(6,085)	1,561
Adjustment for realized gain	—	—	26,440	—
Adjustment for unrealized gain on gold bullion	—	—	261,337	—

Ending balance	2,400.7	$1,710,024	$2,419,882	$26,440

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Shares	Amount	Shares	Amount
Beginning balance	23,150	$2,108,731	21,800	$1,896,305
Shares issued	1,300	122,604	3,600	330,139
Shares redeemed	—	—	(950)	(88,843)
Redemption value adjustment	—	187,762	—	281,496

Ending balance	24,450	$2,419,097	24,450	$2,419,097

D.	Federal Income Taxes

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2009, events and transactions subsequent to September 30, 2009 through November 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

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

Introduction

The iShares® COMEX® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Barclays Global Investors International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Quarter Ended September 30, 2009

The Trust’s net asset value grew from $2,108,731,246 at June 30, 2009 to $2,419,097,116 at September 30, 2009, a 14.72% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price, which rose 8.73% from $927.10 at June 30, 2009 to $1,008.00 at September 30, 2009 and an increase in outstanding shares, which grew from 23,150,000 shares at June 30, 2009 to 24,450,000 shares at September 30, 2009, a consequence of 1,300,000 shares (26 Baskets) being created and zero shares being redeemed during the quarter.

The 8.62% increase in the Trust’s net asset value per outstanding share from $91.09 at June 30, 2009 to $98.94 at September 30, 2009 directly relates to an increase in the COMEX Spot Settlement Price, which rose 8.73%.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $2,275,985 for the quarter, or 0.10% of the Trust’s average weighted assets of $2,261,002,621 during the quarter. The net asset value per share of $100.03 on September 16, 2009 was the highest during the quarter, compared with a low during the quarter of $89.30 on July 8, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net losses for the quarter ended September 30, 2009 were $1,704,608, resulting from a net gain of $571,377 on the sales of gold to pay expenses, offset by the Sponsor’s fees of $2,275,985. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2009

The Trust’s net asset value grew from $1,896,304,989 at December 31, 2008 to $2,419,097,116 at September 30, 2009, a 27.57% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price, which rose 14.08% from $883.60 at December 31, 2008 to $1,008.00 at September 30, 2009 and an increase in outstanding shares, which grew from 21,800,000 shares at December 31, 2008 to 24,450,000 shares at September 30, 2009, a consequence of 3,600,000 shares (72 Baskets) being created and 950,000 shares (19 Baskets) being redeemed during the period.

The 13.74% increase in the Trust’s net asset value per outstanding share from $86.99 at December 31, 2008 to $98.94 at September 30, 2009 directly relates to the COMEX Spot Settlement Price, which rose 14.08%.

The Trust’s net asset value per share increased less than the COMEX Spot Settlement Price on a percentage basis due to the Sponsor’s fees, which were $6,281,104 for the period, or 0.30% of the Trust’s average weighted assets of $2,101,773,015 during the period. The net asset value per share of $100.03 on September 16, 2009 was the highest during the period, compared with a low during the period of $79.40 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the nine months ended September 30, 2009 was $20,159,089, resulting from a net gain of $1,561,037 on the sales of gold to pay expenses and a net gain of $24,879,156 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $6,281,104. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2009, 26 Baskets (1,300,000 shares) have been created. No redemptions of shares occurred during the quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.