Form 10-K
period 2009-12-31
ISHARES COMEX GOLD TRUST
filed 2010-02-26
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32418

iShares® COMEX® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 670-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the registrant had 23,150,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $2,111,280,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 1. Business.

The purpose of the iShares® COMEX® Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of gold held by the custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”) (formerly Barclays Global Investors International Inc.). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is The Bank of Nova Scotia (the “Custodian”).

The Trust’s net assets grew from $1,896,304,989 at December 31, 2008 to $2,792,233,089 by December 31, 2009, the Trust’s fiscal year end. Outstanding shares in the Trust grew from 21,800,000 shares at December 31, 2008 to 26,000,000 shares outstanding at December 31, 2009.

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

Secondary Market Trading

While the objective of the Trust is for the value of the iShares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare, or “NAV”. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the iShares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Sponsor earned $9,097,213 for acting as the Sponsor during the year ended December 31, 2009.

Deposit of Gold; Issuance of Baskets of iShares

The Trust creates and redeems iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee delivers the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the London Good Delivery Standards of the London Bullion Market Association (“LBMA”).

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

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount at the time of the creation of the Trust was 5,000 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the COMEX determines settlement prices, including the settlement price for the spot month gold futures contract and how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of iShares in each Basket (50,0000) and dividing the resulting product by that day’s COMEX settlement price for the spot month gold futures contract. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated by the Sponsor to the market via its website for the iShares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

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

Fees and Expenses of the Trustee

•

Each deposit of gold for the creation of Baskets of iShares and each surrender of Baskets of iShares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with written consent of the Sponsor, may from time to time announce).

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

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and will provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

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

iShares may trade at, above or below their NAV. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per iShare may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the iShares will trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on iShares, may widen.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the iShares commenced trading on NYSE Arca under the symbol “IAU”. Prior to that, the iShares were traded on the American Stock Exchange (“AMEX”), also under the symbol “IAU,” since their initial public offering on January 21, 2005. For each of the quarters during the fiscal years ended December 31, 2009 and 2008, the high and low sale prices of the iShares as reported for AMEX and NYSE Arca transactions were as follows:

	Years ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$97.85	$79.86	$99.39	$84.89
Second Quarter	$96.48	$85.27	$93.25	$83.84
Third Quarter	$99.95	$89.32	$96.20	$73.00
Fourth Quarter	$119.26	$98.02	$89.75	$70.34

The number of Shareholders of record of the registrant as of January 29, 2010 was approximately 177.

b) Not applicable.

c) 24 Baskets (1,200,000 shares) were redeemed during the fourth quarter of the year ended December 31, 2009.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	1,200,000.0981

Total	1,200,000.0981

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2009, 2008, 2007, 2006 and 2005*)

(Dollar amounts in 000’s, except for per share amounts)

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005*
Total assets	$1,914,867	$1,448,373	$1,004,140	$745,229	$316,959
Total gain on sales and distributions of gold	$70,067	$82,241	$3,770	$5,395	$8,297
Net income (loss)	$60,970	$75,276	$(507)	$2,348	$7,309
Weighted-average shares outstanding	23,686,712	20,250,000	15,423,973	12,607,945	5,881,594
Net income (loss) per share	$2.57	$3.72	$(0.03)	$0.19	$1.24
Net cash flows	$—	$—	$—	$—	$—

*	For the period from January 21, 2005 (date of inception) to December 31, 2005.

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

Introduction

The iShares® COMEX® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”) (formerly Barclays Global Investors International Inc.). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The following chart shows the daily COMEX Gold Spot Settlement Prices for the period from December 2005 through December 2009:

The year ended December 31, 2009

The Trust’s net asset value grew from $1,896,304,989 at December 31, 2008 to $2,792,233,089 at December 31, 2009, a 47.25% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price, which rose 23.95% from $883.60 at December 31, 2008 to $1,095.20 at December 31, 2009 and an increase in outstanding shares, which rose from 21,800,000 shares at December 31, 2008 to 26,000,000 shares at December 31, 2009, a consequence of 6,350,000 shares (127 Baskets) being created and 2,150,000 shares (43 Baskets) being redeemed during the year.

The 23.45% increase in the Trust’s net asset value per share from $86.99 at December 31, 2008 to $107.39 at December 31, 2009 directly relates to the COMEX Spot Settlement Price, which rose 23.95%.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $9,097,213 for the year, or 0.40% of the Trust’s average weighted assets of $2,276,860,501 during the year. The net asset value per share of $119.41 at December 3, 2009 was the highest during the year, compared with a low of $79.40 at January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the year ended December 31, 2009 was $60,969,533 resulting from a net gain of $2,424,715 on the sales of gold to pay expenses and a net gain of $67,642,031 on gold distributed for the redemption of shares, offset by Sponsor’s fees of $9,097,213. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2009.

The year ended December 31, 2008

The Trust’s net asset value grew from $1,481,289,446 at December 31, 2007 to $1,896,304,989 at December 31, 2008, a 28.02% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 17,950,000 shares at December 31, 2007 to 21,800,000 shares at December 31, 2008, a consequence of 7,750,000 shares (155 Baskets) being created and 3,900,000 shares (78 Baskets) being redeemed during the year.

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

The year ended December 31, 2007

The Trust’s net asset value grew from $907,668,832 at December 31, 2006 to $1,481,289,446 at December 31, 2007, a 63.20% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 14,400,000 shares at December 31, 2006 to 17,950,000 shares at December 31, 2007, a consequence of 3,800,000 shares (76 Baskets) being created and 250,000 shares (5 Baskets) being redeemed during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per share amounts)

	Three months ended (Unaudited)				Year ended Dec. 31, 2009
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Revenues
Proceeds from sales of gold to pay expenses	$1,871	$2,022	$2,192	$2,595	$8,680
Cost of gold sold to pay expenses	(1,400)	(1,503)	(1,621)	(1,731)	(6,255)

Gain on sales of gold to pay expenses	471	519	571	864	2,425
Gain on gold distributed for the redemption of shares	24,879	—	—	42,763	67,642

Total gain on sales and distributions of gold	25,350	519	571	43,627	70,067

Expenses
Sponsor’s fees	(1,967)	(2,038)	(2,276)	(2,816)	(9,097)

Total expenses	(1,967)	(2,038)	(2,276)	(2,816)	(9,097)

Net income (loss)	$23,383	$(1,519)	$(1,705)	$40,811	$60,970

Net income (loss) per share	$1.05	$(0.07)	$(0.07)	$1.57	$2.57
Weighted-average shares outstanding	22,265,556	22,550,000	23,964,130	25,923,913	23,686,712

	Three months ended (Unaudited)				Year ended Dec. 31, 2008
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenues
Proceeds from sales of gold to pay expenses	$1,596	$1,880	$1,766	$1,614	$6,856
Cost of gold sold to pay expenses	(1,028)	(1,366)	(1,271)	(1,370)	(5,035)

Gain on sales of gold to pay expenses	568	514	495	244	1,821
Gain on gold distributed for the redemption of shares	29,547	20,835	20,050	9,988	80,420

Total gain on sales and distributions of gold	30,115	21,349	20,545	10,232	82,241

Expenses
Sponsor’s fees	(1,784)	(1,789)	(1,720)	(1,672)	(6,965)

Total expenses	(1,784)	(1,789)	(1,720)	(1,672)	(6,965)

Net income	$28,331	$19,560	$18,825	$8,560	$75,276

Net income per share	$1.44	$0.97	$0.95	$0.40	$3.72
Weighted-average shares outstanding	19,704,396	20,225,824	19,891,848	21,209,783	20,250,000

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December  31, 2009.

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

The Principal Executive Officer and Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for years ended December 31, 2009 and 2008 were:

	2009	2008
Audit fees	$63,001	$63,700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$63,001	$63,700

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	First Amendment to First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

4.4	Second Amendment to First Amended and Restated Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 10, 2010

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.3	Amendment to Custodian Agreement	Incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-165057 on February 24, 2010

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares® COMEX® Gold Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares® COMEX® Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® COMEX® Gold Trust (“the Trust”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/   PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2010

iShares® COMEX® Gold Trust

Balance Sheets

At December 31, 2009 and 2008

(Dollar amounts in $000’s)	December 31, 2009	December 31, 2008
ASSETS
Current assets
Gold bullion inventory (fair value of $2,793,239 and $1,896,894, respectively)	$1,914,867	$1,448,373

TOTAL ASSETS	$1,914,867	$1,448,373

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,006	$589

Total liabilities	1,006	589

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 26,000,000 issued and outstanding at December 31, 2009 and 21,800,000 issued and outstanding at December 31, 2008	2,792,233	1,896,305
Shareholders’ equity (deficit)	(878,372)	(448,521)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,914,867	$1,448,373

See notes to the financial statements.

iShares® COMEX® Gold Trust

Income Statements

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008	2007
Revenues
Proceeds from sales of gold to pay expenses	$8,680	$6,856	$4,094
Cost of gold sold to pay expenses	(6,255)	(5,035)	(3,155)

Gain on sales of gold to pay expenses	2,425	1,821	939
Gain on gold distributed for the redemption of shares	67,642	80,420	2,831

Total gain on sales and distributions of gold	70,067	82,241	3,770

Expenses
Sponsor’s fees	(9,097)	(6,965)	(4,277)

Total expenses	(9,097)	(6,965)	(4,277)

NET INCOME (LOSS)	$60,970	$75,276	$(507)

Net income (loss) per share	$2.57	$3.72	$(0.03)
Weighted-average shares outstanding	23,686,712	20,250,000	15,423,973

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in $000’s)	2009	2008	2007
Shareholders’ equity (deficit) - beginning of period	$(448,521)	$(477,629)	$(162,737)
Net income (loss)	60,970	75,276	(507)
Adjustment of redeemable capital shares to redemption value	(490,821)	(46,168)	(314,385)

Shareholders’ equity (deficit) - end of period	$(878,372)	$(448,521)	$(477,629)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in $000’s)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$8,680	$6,856	$4,094
Expenses – Sponsor’s fee paid	(8,680)	(6,856)	(4,094)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$60,970	$75,276	$(507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on gold distributed for the redemption of shares	(67,642)	(80,420)	(2,831)
Cost of gold sold to pay expenses	6,255	5,035	3,155
Increase in Sponsor’s fees payable	417	109	183

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$625,072	$697,456	$274,997
Carrying value of gold distributed for redemption of shares, at average cost	$(152,323)	$(248,188)	$(12,931)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2009

1 - Organization

The iShares® COMEX® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”) and is responsible for the day to day administration of the Trust. On December 1, 2009, the previously announced acquisition of Barclays Global Investors International Inc. and certain of its affiliated companies by BlackRock, Inc. was consummated. In connection with this change of ownership, the name of Barclays Global Investors International Inc. was changed to BlackRock Asset Management International Inc. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”) , a Delaware corporation. The Trust is governed by the First Amended and Restated Depositary Trust Agreement dated as of February 6, 2007 (as amended, the “Trust Agreement”).

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

The following table summarizes activity in gold bullion for the years ended December 31, 2009, 2008 and 2007 (all balances in 000’s):

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	—
Gold contributed	623.7	625,072	625,072	—
Gold distributed	(211.1)	(152,323)	(219,965)	$67,642
Gold sold	(9.0)	(6,255)	(8,680)	2,425
Adjustment for realized gain	—	—	70,067	—
Adjustment for unrealized gain on gold bullion	—	—	429,851	—

Ending balance	2,550.4	$1,914,867	$2,793,239	$70,067

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	—
Gold contributed	764.6	697,456	697,456	—
Gold distributed	(384.7)	(248,188)	(328,608)	$80,420
Gold sold	(7.9)	(5,035)	(6,856)	1,821
Adjustment for realized gain	—	—	82,241	—
Adjustment for unrealized loss on gold bullion	—	—	(29,108)	—

Ending balance	2,146.8	$1,448,373	$1,896,894	$82,241

December 31, 2007	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,429.4	$745,229	$907,966	—
Gold contributed	376.1	274,997	274,997	—
Gold distributed	(24.8)	(12,931)	(15,762)	$2,831
Gold sold	(5.9)	(3,155)	(4,094)	939
Adjustment for realized gain	—	—	3,770	—
Adjustment for unrealized gain on gold bullion	—	—	314,892	—

Ending balance	1,774.8	$1,004,140	$1,481,769	$3,770

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

Activity in redeemable capital shares for the years ended December 31, 2009, 2008 and 2007 is as follows (all balances in 000’s):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	21,800	$1,896,305	17,950	$1,481,289	14,400	$907,669
Shares issued	6,350	625,072	7,750	697,456	3,800	274,997
Shares redeemed	(2,150)	(219,965)	(3,900)	(328,608)	(250)	(15,762)
Redemption value adjustment	—	490,821	—	46,168	—	314,385

Ending balance	26,000	$2,792,233	21,800	$1,896,305	17,950	$1,481,289

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2009, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® COMEX® Gold Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer
(Principal executive officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer
(Principal executive officer)

Date: February 26, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2010

*	The registrant is a trust, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the sponsor of the registrant.