Form 10-Q
period 2010-03-31
ISHARES COMEX GOLD TRUST
filed 2010-05-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Part I – Financial Information

Item 1. Financial Statements

iShares® COMEX® Gold Trust

Balance Sheets

At March 31, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Gold bullion inventory (fair value of $2,754,763 and $2,793,239, respectively)	$1,868,488	$1,914,867

TOTAL ASSETS	$1,868,488	$1,914,867

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$940	$1,006

Total liabilities	940	1,006

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 25,250,000 issued and outstanding at March 31, 2010 and 26,000,000 issued and outstanding at December 31, 2009	2,753,823	2,792,233
Shareholders’ equity (deficit)	(886,275)	(878,372)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,868,488	$1,914,867

See notes to the financial statements.

iShares® COMEX® Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per share amounts)	2010	2009
Revenue
Proceeds from sales of gold to pay expenses	$2,812	$1,871
Cost of gold sold to pay expenses	(1,892)	(1,400)

Gain on sales of gold to pay expenses	920	471
Gain on gold distributed for the redemption of shares	33,767	24,879

Total gain on sales and distributions of gold	34,687	25,350
Expenses
Sponsor’s fees	(2,746)	(1,967)

Total expenses	(2,746)	(1,967)

NET INCOME	$31,941	$23,383

Net income per share	$1.25	$1.05
Weighted-average shares outstanding	25,608,333	22,265,556

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) - beginning of period	$(878,372)	$(448,521)
Net income	31,941	60,970
Adjustment of redeemable capital shares to redemption value	(39,844)	(490,821)

Shareholders’ equity (deficit) - end of period	$(886,275)	$(878,372)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$2,812	$1,871
Expenses – Sponsor’s fee paid	(2,812)	(1,871)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$31,941	$23,383
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of shares	(33,767)	(24,879)
Cost of gold sold to pay expenses	1,892	1,400
Increase (decrease) in Sponsor’s fees payable	(66)	96

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$32,861	$116,364
Carrying value of gold distributed for redemption of shares, at average cost	$(77,348)	$(63,964)

See notes to the financial statements.

iShares® COMEX® Gold Trust

Notes to the Financial Statements (Unaudited)

March 31, 2010

1 - Organization

The iShares® COMEX® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the First Amended and Restated Depositary Trust Agreement dated as of February 6, 2007 (as amended, the “Trust Agreement”).

The objective of the Trust is for the value of its shares to reflect, at any given time, the price of gold owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010.

2 - Summary of Significant Accounting Policies

A. Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	29.4	32,861	32,861	—
Gold distributed	(102.9)	(77,348)	(111,115)	33,767
Gold sold	(2.5)	(1,892)	(2,812)	920
Adjustment for realized gain	—	—	34,687	—
Adjustment for unrealized gain on gold bullion	—	—	7,903	—

Ending balance	2,474.4	$1,868,488	$2,754,763	$34,687

The following table summarizes activity in gold bullion for the year ended December 31, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	$—
Gold contributed	623.7	625,072	625,072	—
Gold distributed	(211.1)	(152,323)	(219,965)	67,642
Gold sold	(9.0)	(6,255)	(8,680)	2,425
Adjustment for realized gain	—	—	70,067	—
Adjustment for unrealized gain on gold bullion	—	—	429,851	—

Ending balance	2,550.4	$1,914,867	$2,793,239	$70,067

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
	Shares	Amount	Shares	Amount
Beginning balance	26,000	$2,792,233	21,800	$1,896,305
Shares issued	300	32,861	6,350	625,072
Shares redeemed	(1,050)	(111,115)	(2,150)	(219,965)
Redemption value adjustment	—	39,844	—	490,821

Ending balance	25,250	$2,753,823	26,000	$2,792,233

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

5 - Indemnification

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2010, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is merely for the value of each share to approximately reflect, at any given time, the price of gold owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

Critical Accounting Policies

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

Results of Operations

The Quarter Ended March 31, 2010

The Trust’s net asset value fell from $2,792,233,089 at December 31, 2009 to $2,753,822,718 at March 31, 2010, a 1.38% decrease for the quarter. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding shares, which fell from 26,000,000 shares at December 31, 2009 to 25,250,000 shares at March 31, 2010, a consequence of 300,000 shares (6 Baskets) being created and 1,050,000 shares (21 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in the COMEX Spot Settlement Price, which increased 1.65% from $1,095.20 at December 31, 2009 to $1,113.30 at March 31, 2010.

The 1.65% rise in the COMEX Spot Settlement Price also directly related to the 1.56% increase in the Trust’s net asset value per share from $107.39 at December 31, 2009 to $109.06 at March 31, 2010.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $2,746,404 for the quarter, or 0.10% of the Trust’s average weighted assets of $2,784,425,590 during the quarter. The net asset value per share of $112.82 on January 11, 2010 was the highest during the quarter, compared with a low during the quarter of $103.14 on February 5, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended March 31, 2010 was $31,940,782, resulting from a net gain of $919,794 on the sales of gold to pay expenses and a net gain of $33,767,392 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $2,746,404. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	21 Baskets (1,050,000 shares) were redeemed during the quarter ended March 31, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	850,000	0.0980
03/01/10 to 03/31/10	200,000	0.0980

Total	1,050,000	0.0980

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	First Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

4.4	Second Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 10, 2010

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.3	Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-165057 on February 24, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BlackRock Asset Management International Inc.

Sponsor of the iShares® COMEX® Gold Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham Chief Executive Officer (Principal executive officer)

Date: May 7, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Financial Officer (Principal financial and accounting officer)

Date: May 7, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.