Form 10-Q
period 2010-06-30
ISHARES COMEX GOLD TRUST
filed 2010-08-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Part I – Financial Information

Item 1. Financial Statements

iShares® COMEX® Gold Trust

Balance Sheets

At June 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	June 30, 2010	December 31, 2009
ASSETS
Current assets
Gold bullion inventory (fair value of $3,439,119 and $2,793,239, respectively)	$2,201,228	$1,914,867
Receivable for capital shares sold	18,842	—

TOTAL ASSETS	$2,220,070	$1,914,867

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,106	$1,006

Total liabilities	1,106	1,006

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 282,050,000 issued and outstanding at June 30, 2010 and 260,000,000 issued and outstanding at December 31, 2009 (Note 2C)	3,438,013	2,792,233
Shareholders’ equity (deficit)	(1,219,049)	(878,372)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,220,070	$1,914,867

See notes to financial statements.

iShares® COMEX® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2010 and 2009

(Dollar amounts in $000’s, except for per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Proceeds from sales of gold to pay expenses	$2,945	$2,022	$5,757	$3,893
Cost of gold sold to pay expenses	(1,940)	(1,503)	(3,832)	(2,903)

Gain on sales of gold to pay expenses	1,005	519	1,925	990
Gain on gold distributed for the redemption of shares	5,944	—	39,711	24,879

Total gain on sales and distributions of gold	6,949	519	41,636	25,869
Expenses
Sponsor’s fees	(3,111)	(2,038)	(5,857)	(4,005)

Total expenses	(3,111)	(2,038)	(5,857)	(4,005)

NET INCOME (LOSS)	$3,838	$(1,519)	$35,779	$21,864

Net income (loss) per share (Note 2C)	$0.01	$(0.01)	$0.14	$0.10
Weighted-average shares outstanding (Note 2C)	267,165,385	225,500,000	261,654,972	224,085,640

See notes to financial statements.

iShares® COMEX® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) – beginning of period	$(878,372)	$(448,521)
Net income	35,779	60,970
Adjustment of redeemable capital shares to redemption value	(376,456)	(490,821)

Shareholders’ equity (deficit) – end of period	$(1,219,049)	$(878,372)

See notes to financial statements.

iShares® COMEX® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$5,757	$3,893
Expenses – Sponsor’s fees paid	(5,757)	(3,893)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$35,779	$21,864
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of shares	(39,711)	(24,879)
Cost of gold sold to pay expenses	3,832	2,903
Increase in Sponsor’s fees payable	100	112

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$397,477	$207,535
Carrying value of gold distributed for redemption of shares, at average cost	$(88,442)	$(63,964)

See notes to financial statements.

iShares® COMEX® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2010

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

The Bank of Nova Scotia, (the “Custodian”), is responsible for safekeeping the gold owned by the Trust. See Note 7, Subsequent Events.

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,474.4	$1,868,488	$2,754,763	$—
Gold contributed	304.0	364,616	364,616	—
Gold distributed	(14.7)	(11,094)	(17,038)	5,944
Gold sold	(2.5)	(1,940)	(2,945)	1,005
Adjustment for realized gain	—	—	6,949	—
Adjustment for unrealized gain on gold bullion	—	—	332,774	—

Ending balance	2,761.2	$2,220,070	$3,439,119	$6,949

The following table summarizes activity in gold bullion for the six months ended June 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	333.4	397,477	397,477	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(5.0)	(3,832)	(5,757)	1,925
Adjustment for realized gain	—	—	41,636	—
Adjustment for unrealized gain on gold bullion	—	—	340,677	—

Ending balance	2,761.2	$2,220,070	$3,439,119	$41,636

C.	Redeemable Capital Shares

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

When gold is exchanged in settlement of redemption, it is considered a sale of gold for financial statement purposes.

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

On June 11, 2010, the Board of Directors of the Sponsor authorized a 10 for 1 split of the shares of the Trust for shareholders of record as of the close of business on June 21, 2010, payable after the close of trading on June 23, 2010. All share and per share amounts are restated to reflect the 10 for 1 share split.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Shares	Amount	Shares	Amount
Beginning balance	252,500	$2,753,823	260,000	$2,792,233
Shares issued	31,050	364,616	34,050	397,477
Shares redeemed	(1,500)	(17,038)	(12,000)	(128,153)
Redemption value adjustment	—	336,612	—	376,456

Ending balance	282,050	$3,438,013	282,050	$3,438,013

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

3 - Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodians’ fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. See Note 7, Subsequent Events.

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

On June 30, 2010, the Sponsor of the Trust and the Trustee executed an amendment to the Trust Agreement reducing the annual sponsor fee to 0.25% of the adjusted net asset value of the Trust, effective July 1, 2010.

On July 1, 2010, the Trustee and JPMorgan Chase Bank N.A., London Branch entered into a custodian agreement providing for the custody of the Trust’s gold.

On July 2, 2010, the Trustee delivered to The Bank of Nova Scotia notice of termination of its custodian agreement with the Trust, effective on September 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares® COMEX® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by The Bank of Nova Scotia (the “Old Custodian”) and JPMorgan Chase Bank N.A., London branch, (the “New Custodian”) as agents of the Trust and responsible only to the Trustee. On September 1, 2010, the termination of the agreement with the Old Custodian will become effective; following that date, the New Custodian will be the sole custodian of the assets of the Trust.

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

On June 11, 2010, the Board of Directors of the Sponsor authorized a 10 for 1 split of the shares of the Trust for shareholders of record as of the close of business on June 21, 2010, payable after the close of trading on June 23, 2010. All share and per share amounts are restated to reflect the 10 for 1 share split.

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

Results of Operations

The Quarter Ended June 30, 2010

The Trust’s net asset value grew from $2,753,822,718 at March 31, 2010 to $3,438,012,903 at June 30, 2010, a 24.85% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price which rose 11.87% from $1,113.30 at March 31, 2010 to $1,245.50 at June 30, 2010 and an increase in outstanding shares, which grew from 252,500,000 shares at March 31, 2010 to 282,050,000 shares at June 30, 2010, a consequence of 31,050,000 shares (621 Baskets) being created and 1,500,000 shares (30 Baskets) being redeemed during the quarter.

The 11.73% increase in the Trust’s net asset value per share from $10.91 at March 31, 2010 to $12.19 at June 30, 2010 is directly related to an increase in the COMEX Spot Settlement Price, which rose 11.87%.

The Trust’s net asset value per share grew slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $3,110,598 for the quarter, or 0.10% of the Trust’s average weighted net assets of $3,126,662,526 during the quarter. The net asset value per share of $12.31 on June 18, 2010 was the highest during the quarter, compared with a low during the quarter of

$11.02 on April 1, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended June 30, 2010 was $3,838,255 resulting from a net gain of $1,004,772 on the sales of gold to pay expenses and a net gain of $5,944,081 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $3,110,598. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2010

The Trust’s net asset value grew from $2,792,233,089 at December 31, 2009 to $3,438,012,903 at June 30, 2010, a 23.13% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price which rose 13.72% from $1,095.20 at December 31, 2009 to $1,245.50 at June 30, 2010 and an increase in outstanding shares, which grew from 260,000,000 shares at December 31, 2009 to 282,050,000 shares at June 30, 2010, a consequence of 34,050,000 shares (681 Baskets) being created and 12,000,000 shares (240 Baskets) being redeemed during the period.

The 13.50% increase in the Trust’s net asset value per share from $10.74 at December 31, 2009 to $12.19 at June 30, 2010 is directly related to an increase in the COMEX Spot Settlement Price, which rose 13.72%.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $5,857,002 for the period, or 0.20% of the Trust’s average weighted net assets of $2,956,489,464 during the period. The net asset value per share of $12.31 on June 18, 2010 was the highest during the period, compared with a low during the period of $10.31 on February 5, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the period ended June 30, 2010 was $35,779,037 resulting from a net gain of $1,924,566 on the sales of gold to pay expenses and a net gain of $39,711,473 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $5,857,002. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,500,000 shares (30 Baskets) were redeemed during the quarter ended June 30, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/10 to 04/30/10	1,500,000	0.0098
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	—	—

Total	1,500,000	0.0098

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	First Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

4.4	Second Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 10, 2010

4.5	Third Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on June 30, 2010

10.1	Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.1 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.3	Amendment to Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-165057 on February 24, 2010

10.4	Amendment to Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on June 30, 2010

10.5	Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on July 2, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® COMEX® Gold Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: August 6, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.