Form 10-Q
period 2010-09-30
ISHARES GOLD TRUST
filed 2010-11-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32418

iShares® Gold Trust

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

iShares® COMEX® Gold Trust

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At September 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	September 30, 2010	December 31, 2009
ASSETS
Current assets
Gold bullion inventory (fair value of $4,193,082 and $2,793,239, respectively)	$2,727,334	$1,914,867
Receivable for capital shares sold	40,906	—

TOTAL ASSETS	$2,768,240	$1,914,867

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$817	$1,006

Total liabilities	817	1,006

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 327,750,000 issued and outstanding at September 30, 2010 and 260,000,000 issued and outstanding at December 31, 2009 (Note 2C)	4,192,265	2,792,233
Shareholders’ equity (deficit)	(1,424,842)	(878,372)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,768,240	$1,914,867

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per share amounts)	2010	2009	2010	2009
Revenue
Proceeds from sales of gold to pay expenses	$2,597	$2,192	$8,354	$6,085
Cost of gold sold to pay expenses	(1,763)	(1,621)	(5,595)	(4,524)

Gain on sales of gold to pay expenses	834	571	2,759	1,561
Gain on gold distributed for the redemption of shares	—	—	39,711	24,879

Total gain on sales and distributions of gold	834	571	42,470	26,440
Expenses
Sponsor’s fees	(2,308)	(2,276)	(8,165)	(6,281)

Total expenses	(2,308)	(2,276)	(8,165)	(6,281)

NET INCOME (LOSS)	$(1,474)	$(1,705)	$34,305	$20,159

Net income (loss) per share (Note 2C)	$(0.00)	$(0.01)	$0.12	$0.09
Weighted-average shares outstanding (Note 2C)	306,336,957	239,641,304	276,712,637	229,327,839

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) – beginning of period	$(878,372)	$(448,521)
Net income	34,305	60,970
Adjustment of redeemable capital shares to redemption value	(580,775)	(490,821)

Shareholders’ equity (deficit) – end of period	$(1,424,842)	$(878,372)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$8,354	$6,085
Expenses – Sponsor’s fees paid	(8,354)	(6,085)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$34,305	$20,159
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of shares	(39,711)	(24,879)
Cost of gold sold to pay expenses	5,595	4,524
Increase (decrease) in Sponsor’s fees payable	(189)	196

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of shares	$947,410	$330,139
Carrying value of gold distributed for redemption of shares, at average cost	$(88,442)	$(63,964)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2010

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement dated as of September 2, 2010 (as amended, the “Trust Agreement”).

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

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for safekeeping the gold owned by the Trust. Prior to September 1, 2010, the Trust’s custodian was The Bank of Nova Scotia.

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

The following table summarizes activity in gold bullion for the three months ended September 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,761.2	$2,220,070	$3,439,119	$—
Gold contributed	447.1	549,933	549,933	—
Gold distributed	—	—	—	—
Gold sold	(2.1)	(1,763)	(2,597)	834
Adjustment for realized gain	—	—	834	—
Adjustment for unrealized gain on gold bullion	—	—	205,793	—

Ending balance	3,206.2	$2,768,240	$4,193,082	$834

The following table summarizes activity in gold bullion for the nine months ended September 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	780.5	947,410	947,410	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(7.1)	(5,595)	(8,354)	2,759
Adjustment for realized gain	—	—	42,470	—
Adjustment for unrealized gain on gold bullion	—	—	546,470	—

Ending balance	3,206.2	$2,768,240	$4,193,082	$42,470

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Amount	Shares	Amount
Beginning balance	282,050	$3,438,013	260,000	$2,792,233
Shares issued	45,700	549,933	79,750	947,410
Shares redeemed	—	—	(12,000)	(128,153)
Redemption value adjustment	—	204,319	—	580,775

Ending balance	327,750	$4,192,265	327,750	$4,192,265

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

3 - Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust, paid monthly in arrears. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by JPMorgan Chase Bank N.A., London branch (the “Custodian”), as agent of the Trust responsible only to the Trustee. Prior to September 1, 2010, the Trust’s custodian was The Bank of Nova Scotia.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The COMEX Spot Settlement Price is used since it is commonly used by the U.S. gold market as an indicator of the value of gold. The use of an indicator of value of gold bullion other than the COMEX Spot Settlement Price could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

Results of Operations

The Quarter Ended September 30, 2010

The Trust’s net asset value grew from $3,438,012,903 at June 30, 2010 to $4,192,264,691 at September 30, 2010, a 21.94% increase for the quarter. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price which rose 5.00% from $1,245.50 at June 30, 2010 to $1,307.80 at September 30, 2010 and an increase in outstanding shares, which grew from 282,050,000 shares at June 30, 2010 to 327,750,000 shares at September 30, 2010, a consequence of 45,700,000 shares (914 Baskets) being created and zero shares being redeemed during the quarter.

The 4.92% increase in the Trust’s net asset value per share from $12.19 at June 30, 2010 to $12.79 at September 30, 2010 is directly related to the 5.00% increase in the COMEX Spot Settlement Price.

The Trust’s net asset value per share grew slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $2,308,261 for the quarter, or 0.06% of the Trust’s average weighted net assets of $3,671,308,347 during the quarter. The net asset value per share of $12.80 on September 29, 2010 was the highest during the quarter, compared with a low during the quarter of $11.33 on July 27, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net loss for the quarter ended September 30, 2010 was $1,473,876 resulting from a net gain of $834,385 on the sales of gold to pay expenses, offset by the Sponsor’s fees of $2,308,261. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2010

The Trust’s net asset value grew from $2,792,233,089 at December 31, 2009 to $4,192,264,691 at September 30, 2010, a 50.14% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price which rose 19.41% from $1,095.20 at December 31, 2009 to $1,307.80 at September 30, 2010 and an increase in outstanding shares, which grew from 260,000,000 shares at December 31, 2009 to 327,750,000 shares at September 30, 2010, a consequence of 79,750,000 shares (1,595 Baskets) being created and 12,000,000 shares (240 Baskets) being redeemed during the period.

The 19.09% increase in the Trust’s net asset value per share from $10.74 at December 31, 2009 to $12.79 at September 30, 2010 is directly related to the 19.41% increase in the COMEX Spot Settlement Price.

The Trust’s net asset value per share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $8,165,263 for the period, or 0.26% of the Trust’s average weighted net assets of $3,197,380,809 during the period. The net asset value per share of $12.80 on September 29, 2010 was the highest during the period, compared with a low during the period of $10.31 on February 5, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the period ended September 30, 2010 was $34,305,161 resulting from a net gain of $2,758,951 on the sales of gold to pay expenses and a net gain of $39,711,473 on gold distributed for the redemption of shares, offset by the Sponsor’s fees of $8,165,263. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemption of shares occurred during the quarter ended September 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 7, 2007

4.2	First Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

4.4	Second Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on February 10, 2010

4.5	Third Amendment to First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on June 30, 2010

4.6	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on September 2, 2010

10.1	Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.1 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.3	Amendment to Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-165057 on February 24, 2010

10.4	Amendment to Custodian Agreement between The Bank of New York Mellon and The Bank of Nova Scotia is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on June 30, 2010

10.5	Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on July 2, 2010

10.6	Amendment to Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on August 9, 2010

10.7	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® Gold Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.