Form 10-K
period 2010-12-31
ISHARES GOLD TRUST
filed 2011-02-25
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

iShares Product Research & Development

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the shares held by non-affiliates was approximately $3,432,548,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business.

The purpose of the iShares® Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of gold held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets of Shares (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust.

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank, N.A., London branch (the “Custodian”). The Trust does not have any officers, directors or employees.

The Trust’s net assets grew from $2,792,233,089 at December 31, 2009 to $5,315,950,285 at December 31, 2010, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 260,000,000 Shares outstanding at December 31, 2009 to 386,950,000 Shares outstanding at December 31, 2010.

The activities of the Trust are limited to (1) issuing Baskets of Shares in exchange for the gold deposited with the Custodian as consideration, (2) selling gold as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities and (3) delivering gold in exchange for Baskets of Shares surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold.

The Sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The objective of the Trust is for the value of the Shares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the Trust at such time less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

An investment in Shares is:

Backed by gold held by the Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account at such custodian no gold in an unallocated form. Accordingly, the Trust’s gold holdings are identified on the Custodian’s books as the property of the Trust and held in New York, Toronto, London and other locations that may be authorized in the future.

As accessible and easy to handle as any other investment in shares.

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the intrinsic value of each Share is a function of the price of only a fraction of an ounce of gold held by the Trust, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical gold. Shares are eligible for margin accounts.

Listed.

The Shares are listed and traded on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “IAU.”

Relatively cost efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of Shares, an investment in Shares may represent a cost-efficient alternative to investments in gold for investors not otherwise in a position to participate directly in the market for physical gold.

Secondary Market Trading

While the objective of the Trust is for the value of the Shares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:15 p.m. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads for, and the resulting premium or discount on, Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

Since December 9, 2010, the Trustee values the Trust’s gold at the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced London PM Fix unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Prior to December 9, 2010, the fair value of the gold bullion was based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (the “COMEX Spot Settlement Price”).

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

To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fees, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold may vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale.

The Sponsor earned $11,112,448 for acting as the Sponsor during the year ended December 31, 2010.

Deposit of Gold; Issuance of Baskets of Shares

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee delivers the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the London Bullion Market Association (“LBMA”).

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Gold can be delivered to the Custodian in the vicinity of New York City, New York (United States), Toronto, Canada, London, England, or at other locations that may be authorized in the future.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount at the time of the creation of the Trust was 5,000 fine ounces of gold. On June 24, 2010, after the ten-for-one share split that became effective on that date, the Basket Gold Amount was 489.368 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s London PM Fix. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and available in the sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.25%), in the absence of any extraordinary expenses or liabilities the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Sponsor makes available on each business day, through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above, an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account at the Custodian the corresponding amount of gold.

Redemption of Baskets of Shares; Withdrawal of Gold

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets of Shares in exchange for the corresponding Basket Gold Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the gold represented by such Baskets. The date the Trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day.

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

Unless otherwise agreed to by the Custodian, gold is delivered to the redeeming Authorized Participants in the form of physical bars only (except that any amounts of less than 430 ounces may be transferred to an unallocated account of or as ordered by, the redeeming Authorized Participant).

Redemptions may be suspended only (i) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

Fees and Expenses of the Trustee

•

Each deposit of gold for the creation of Baskets of Shares and each surrender of Baskets of Shares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

•

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

Trust Expenses and Gold Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

•	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

•	any indemnification of the Sponsor as described below.

The Trustee sells the Trust’s gold from time to time as necessary to facilitate payment of the fees and expenses that the Trust is required to pay. See “Trust Expenses.”

The Trustee is not responsible for any depreciation or loss incurred by reason of sales of gold made in compliance with the Trust Agreement.

Payment of Taxes

The Trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell Trust assets, by public or private sale, to pay any taxes owed. Registered holders of Shares will remain liable if the proceeds of the sale are not enough to pay the taxes.

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

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

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. In addition, a Shareholder that acquires its Shares as part of a creation of a Basket by the delivery to the Trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces), the subsequent redemption of its Shares for gold delivered by the Trust in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event, provided that amount of gold received upon redemption contains the equivalent metallic content of the gold delivered upon creation, less amounts accrued or sold to pay the Trust’s expenses and other charges. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, is treated as the basis of the gold received by the Shareholder in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income for Taxable Years Beginning After December 31, 2012

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property, for taxable years beginning after December 31, 2012. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisors regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

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

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisors regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (i) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying gold for purposes of Code section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of gold bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

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

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisors as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in Shares.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (a) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (b) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (c) the Plan’s funding objectives; and (d) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

Item 1A. Risk Factors.

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, medium- or long-term.

Shares are created to reflect, at any given time, the market price of gold owned by the trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the medium- or long-term you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•

Large sales including those by the official sector. A significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. If one or more of these institutions or other sellers decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.

•

A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•

A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

The amount of gold represented by each Share will continue to decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s fee and Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Because the Trust does not have any income, it needs to sell gold to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s fee. The result of these periodic sales is that the amount of gold represented by each Share will decrease. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in its price even if the price of gold has not changed. To retain the Share’s original price, the price of gold has to increase. Without that increase, the lower amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lower amount of gold represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

The Trust is a passive investment vehicle. This means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The price received upon the sale of Shares may be less than the value of the gold represented by them.

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the gold owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that date, results in the NAV.

Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:15 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

The liquidation of the Trust may occur at a time when the disposition of the Trust’s gold will result in losses to investors in Shares.

The Trust will have limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. Otherwise, the Trust will terminate automatically after forty years.

Upon termination of the Trust, the Trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining gold will be distributed among investors surrendering Shares. Any gold remaining in the possession of the Trustee after 90 days may be sold by the Trustee and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of gold in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of shares. To the extent the value of gold decreases, these delays may result in a decrease in the value of the gold the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption Baskets of Shares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a shareholder may receive upon sale.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one of more Authorized Participants which have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Authorized Participants with large holdings may choose to terminate the Trust.

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in gold through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on NYSE Arca, you should not assume that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets of Shares encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares.

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the Commodity Exchange Act of 1936.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA, and its Sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor. Consequently, the owner of Shares does not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. Consequently, the Trustee is not subject to registration as a commodity pool operator and the owners of Shares do not receive the disclosure document and certified annual report required to be delivered by a commodity pool operator.

The value of the Shares will be adversely affected if gold owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The responsibility of the Custodian for loss or damage to the Trust’s gold is not unlimited. The agreement with the Custodian contemplates that under certain circumstances the Custodian will not be responsible for loss or damage to the Trust’s gold in the Custodian’s possession. For example, losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian will be sustained by the Trust. Any loss of gold owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on NYSE Arca.

Gold transferred to the Trust in connection with the creation of Baskets of Shares may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee issues Shares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing Shares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets of Shares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each person that deposits gold in the Trust is liable to the Trust if that gold does not meet the requirements of the Trust Agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of Shares are issued in exchange for gold of inferior quality and the Trust is not able to recover damages from the person that deposited that gold, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement and the Custodian agreement.

Under the Trust Agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by the Sponsor. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the Shares commenced trading on NYSE Arca under the symbol “IAU.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “IAU,” since their initial public offering on January 21, 2005.

On June 11, 2010, the Board of Directors of the Sponsor authorized a ten-for-one split of the Shares of the Trust for shareholders of record as of the close of business on June 21, 2010, payable after the close of trading on June 23, 2010. All Share and per Share amounts are restated to reflect the ten-for-one Share split.

For each of the quarters during the fiscal years ended December 31, 2010 and 2009, the high and low sale prices of the Shares as reported for NYSE Arca transactions, after giving consideration to the above mentioned Share split, were as follows:

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$11.30	$10.41	$9.79	$7.99
Second Quarter	$12.29	$11.03	$9.65	$8.53
Third Quarter	$12.81	$11.37	$10.00	$8.93
Fourth Quarter	$13.94	$12.87	$11.93	$9.80

The number of Shareholders of record of the registrant as of January 31, 2011 was approximately 157,365.

b) Not applicable.

c) No redemption of Shares occurred during the fourth quarter of the year ended December 31, 2010.

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2010, 2009, 2008, 2007 and 2006)

(Dollar amounts in 000’s, except for per Share amounts)

	December 31,
	2010	2009	2008	2007	2006
Total assets	$3,568,036	$1,914,867	$1,448,373	$1,004,140	$745,229
Total gain on sales and distributions of gold	$43,409	$70,067	$82,241	$3,770	$5,395
Net income (loss)	$32,297	$60,970	$75,276	$(507)	$2,348
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	295,602,603	236,867,123	202,500,000	154,239,726	126,079,452
Net income (loss) per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.11	$0.26	$0.37	$(0.00)	$0.02
Net cash flows	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The Trust does not have any officers, directors or employees, and is administered by the Trustee acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by the Custodian, as agent of the Trust responsible only to the Trustee. Prior to September 1, 2010, the Trust’s custodian was The Bank of Nova Scotia.

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

The Trust issues and redeems Shares only in exchange for gold, only in Baskets of 50,000 Shares or integral multiples thereof, and only in transactions with Authorized Participants. A list of current Authorized Participants is available from the Sponsor or the Trustee.

On June 11, 2010, the Board of Directors of the Sponsor authorized a ten-for-one split of the Shares of the Trust for shareholders of record as of the close of business on June 21, 2010, payable after the close of trading on June 23, 2010. All Share and per Share amounts are restated to reflect the ten-for-one Share split.

Shares of the Trust trade on NYSE Arca under the symbol “IAU.”

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the London PM Fix. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London PM Fix (since December 9, 2010). Should the market value of the gold bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and the London PM Fix is used as the value for financial statement purposes. Should the market value of the gold held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. As indicated above, the London PM Fix is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares. Prior to December 9, 2010, the market value of the gold bullion held by the Trust was determined using the COMEX Spot Settlement Price.

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used since it is commonly used by the U.S. gold market as an indicator of the value of gold. The use of an indicator of value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

The following chart shows the daily London PM Fix for the period from December 2005 through December 2010:

Results of Operations

The Year Ended December 31, 2010

The Trust’s net asset value grew from $2,792,233,089 at December 31, 2009 to $5,315,950,285 at December 31, 2010, a 90.38% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares and an increase in the price of gold. Outstanding shares rose from 260,000,000 Shares at December 31, 2009 to 386,950,000 Shares at December 31, 2010, a consequence of 138,950,000 Shares (2,779 Baskets) being created and 12,000,000 Shares (240 Baskets) being redeemed during the year. Prior to December 9, 2010, the Trust utilized the COMEX Spot Settlement Price, which was $1,095.20 at December 31, 2009. The London PM Fix at December 31, 2010 was $1,405.50, resulting in a 28.33% increase in the price of gold for the year.

The 27.93% increase in the Trust’s net asset value per Share from $10.74 at December 31, 2009 to $13.74 at December 31, 2010 directly relates to the change in the price of gold.

The Trust’s net asset value per Share rose slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $11,112,448 for the year, or 0.31% of the Trust’s average weighted net assets of $3,573,418,318 during the year. The net asset value per Share of $13.84 at December 6, 2010 was the highest during the year, compared with a low of $10.31 at February 5, 2010, based on the COMEX Spot Settlement Price on such dates. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2010 was $32,297,009 resulting from a net gain of $3,697,984 on the sales of gold to pay expenses and a net gain of $39,711,473 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $11,112,448. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2010.

The Year Ended December 31, 2009

The Trust’s net asset value grew from $1,896,304,989 at December 31, 2008 to $2,792,233,089 at December 31, 2009, a 47.25% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the COMEX Spot Settlement Price, which rose 23.95% from $883.60 at December 31, 2008 to $1,095.20 at December 31, 2009 and an increase in outstanding Shares, which rose from 218,000,000 Shares at December 31, 2008 to 260,000,000 Shares at December 31, 2009, a consequence of 63,500,000 Shares (1,270 Baskets) being created and 21,500,000 Shares (430 Baskets) being redeemed during the year.

The 23.45% increase in the Trust’s net asset value per Share from $8.70 at December 31, 2008 to $10.74 at December 31, 2009 directly relates to the COMEX Spot Settlement Price, which rose 23.95%.

The Trust’s net asset value per Share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $9,097,213 for the year, or 0.40% of the Trust’s average weighted assets of $2,276,860,501 during the year. The net asset value per Share of $11.94 at December 3, 2009 was the highest during the year, compared with a low of $7.94 at January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2009 was $60,969,533 resulting from a net gain of $2,424,715 on the sales of gold to pay expenses and a net gain of $67,642,031 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $9,097,213. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2009.

The Year Ended December 31, 2008

The Trust’s net asset value grew from $1,481,289,446 at December 31, 2007 to $1,896,304,989 at December 31, 2008, a 28.02% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 179,500,000 Shares at December 31, 2007 to 218,000,000 Shares at December 31, 2008, a consequence of 77,500,000 Shares (1,550 Baskets) being created and 39,000,000 Shares (780 Baskets) being redeemed during the year.

A positive change in the COMEX Spot Settlement Price, which rose 5.83% from $834.90 at December 31, 2007 to $883.60 at December 31, 2008, directly relates to the 5.42% increase in the Trust’s net asset value per Share from $8.25 at December 31, 2007 to $8.70 at December 31, 2008, which tracked the change in the COMEX Spot Settlement Price.

The Trust’s net asset value per Share rose slightly less than the COMEX price of gold on a percentage basis due to Sponsor’s fees, which were $6,964,547 for the year, or 0.40% of the Trust’s average weighted assets of $1,737,079,820 during the year. The net asset value per Share of $9.91 at March 18, 2008 was the highest during the year, compared with a low of $6.94 at November 13, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue
Proceeds from sales of gold to pay expenses	$2,812	$2,945	$2,597	$2,697	$11,051
Cost of gold sold to pay expenses	(1,892)	(1,940)	(1,763)	(1,758)	(7,353)

Gain on sales of gold to pay expenses	920	1,005	834	939	3,698
Gain on gold distributed for the redemption of Shares	33,767	5,944	—	—	39,711

Total gain on sales and distributions of gold	34,687	6,949	834	939	43,409
Expenses
Sponsor’s fees	(2,746)	(3,111)	(2,308)	(2,947)	(11,112)

Total expenses	(2,746)	(3,111)	(2,308)	(2,947)	(11,112)

Net income (loss)	$31,941	$3,838	$(1,474)	$(2,008)	$32,297

Net income (loss) per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.12	$0.01	$(0.00)	$(0.01)	$0.11
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	256,083,333	267,165,385	306,336,957	351,656,522	295,602,603

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Revenue
Proceeds from sales of gold to pay expenses	$1,871	$2,022	$2,192	$2,595	$8,680
Cost of gold sold to pay expenses	(1,400)	(1,503)	(1,621)	(1,731)	(6,255)

Gain on sales of gold to pay expenses	471	519	571	864	2,425
Gain on gold distributed for the redemption of Shares	24,879	—	—	42,763	67,642

Total gain on sales and distributions of gold	25,350	519	571	43,627	70,067
Expenses
Sponsor’s fees	(1,967)	(2,038)	(2,276)	(2,816)	(9,097)

Total expenses	(1,967)	(2,038)	(2,276)	(2,816)	(9,097)

Net income (loss)	$23,383	$(1,519)	$(1,705)	$40,811	$60,970

Net income (loss) per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.11	$(0.01)	$(0.01)	$0.16	$0.26
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	222,655,556	225,500,000	239,641,304	259,239,130	236,867,123

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for years ended December 31, 2010 and 2009 were:

	2010	2009
Audit fees	$63,001	$63,001
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$63,001	$63,001

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the fiscal year ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on September 2, 2010

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iShares® Gold Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares® Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Gold Trust (“the Trust”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 25, 2011

iShares® Gold Trust

Balance Sheets

At December 31, 2010 and 2009

	December 31,
(Dollar amounts in $000’s)	2010	2009
ASSETS
Current assets
Gold bullion inventory (fair value of $5,317,017 and $2,793,239, respectively)	$3,546,055	$1,914,867
Receivable for capital Shares sold	21,981	—

TOTAL ASSETS	$3,568,036	$1,914,867

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,067	$1,006

Total liabilities	1,067	1,006

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 386,950,000 issued and outstanding at December 31, 2010 and 260,000,000 issued and outstanding at December 31, 2009 (Note 2C)	5,315,950	2,792,233
Shareholders’ equity (deficit)	(1,748,981)	(878,372)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,568,036	$1,914,867

See notes to financial statements.

iShares® Gold Trust

Income Statements

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2010	2009	2008
Revenue
Proceeds from sales of gold to pay expenses	$11,051	$8,680	$6,856
Cost of gold sold to pay expenses	(7,353)	(6,255)	(5,035)

Gain on sales of gold to pay expenses	3,698	2,425	1,821
Gain on gold distributed for the redemption of Shares	39,711	67,642	80,420

Total gain on sales and distributions of gold	43,409	70,067	82,241
Expenses
Sponsor’s fees	(11,112)	(9,097)	(6,965)

Total expenses	(11,112)	(9,097)	(6,965)

NET INCOME	$32,297	$60,970	$75,276

Net income per Share (Note 2C)	$0.11	$0.26	$0.37
Weighted-average Shares outstanding (Note 2C)	295,602,603	236,867,123	202,500,000

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in $000’s)	2010	2009	2008
Shareholders’ equity (deficit) – beginning of period	$(878,372)	$(448,521)	$(477,629)
Net income	32,297	60,970	75,276
Adjustment of redeemable capital Shares to redemption value	(902,906)	(490,821)	(46,168)

Shareholders’ equity (deficit) – end of period	$(1,748,981)	$(878,372)	$(448,521)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in $000’s)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$11,051	$8,680	$6,856
Expenses – Sponsor’s fee paid	(11,051)	(8,680)	(6,856)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$32,297	$60,970	$75,276
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(39,711)	(67,642)	(80,420)
Cost of gold sold to pay expenses	7,353	6,255	5,035
Increase in Sponsor’s fees payable	61	417	109

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$1,748,964	$625,072	$697,456
Carrying value of gold distributed for redemption of Shares, at average cost	$(88,442)	$(152,323)	$(248,188)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

As of December 31, 2010

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The trustee is The Bank of New York Mellon (the “Trustee”) which is responsible for the day to day administration of the Trust. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement dated as of September 2, 2010 (as amended, the “Trust Agreement”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The objective of the Trust is for the value of its Shares to reflect, at any given time, the price of gold owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Gold Bullion

The JPMorgan Chase Bank N.A., London branch, (the “Custodian”), is responsible for safekeeping the gold bullion owned by the Trust. Prior to September 1, 2010, the Trust’s custodian was The Bank of Nova Scotia.

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). Prior to December 9, 2010, the fair value of the gold bullion was based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (“COMEX Spot Settlement Price”).

The following table summarizes activity in gold bullion for the years ended December 31, 2010, 2009 and 2008 (all balances in 000’s):

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	1,359.3	1,748,964	1,748,964	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(9.1)	(7,353)	(11,051)	3,698
Adjustment for realized gain	—	—	43,409	—
Adjustment for unrealized gain on gold bullion	—	—	870,609	—

Ending balance	3,783.0	$3,568,036	$5,317,017	$43,409

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	$—
Gold contributed	623.7	625,072	625,072	—
Gold distributed	(211.1)	(152,323)	(219,965)	67,642
Gold sold	(9.0)	(6,255)	(8,680)	2,425
Adjustment for realized gain	—	—	70,067	—
Adjustment for unrealized gain on gold bullion	—	—	429,851	—

Ending balance	2,550.4	$1,914,867	$2,793,239	$70,067

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,774.8	$1,004,140	$1,481,769	$—
Gold contributed	764.6	697,456	697,456	—
Gold distributed	(384.7)	(248,188)	(328,608)	80,420
Gold sold	(7.9)	(5,035)	(6,856)	1,821
Adjustment for realized gain	—	—	82,241	—
Adjustment for unrealized loss on gold bullion	—	—	(29,108)	—

Ending balance	2,146.8	$1,448,373	$1,896,894	$82,241

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers are the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the daily London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

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

On June 11, 2010, the Board of Directors of the Sponsor authorized a ten-for-one split of the Shares of the Trust for shareholders of record as of the close of business on June 21, 2010, payable after the close of trading on June 23, 2010. All Share and per Share amounts are restated to reflect the ten-for-one Share split.

Activity in redeemable capital Shares for the years ended December 31, 2010, 2009 and 2008 is as follows (all balances in 000’s):

	Years Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	260,000	$2,792,233	218,000	$1,896,305	179,500	$1,481,289
Shares issued	138,950	1,748,964	63,500	625,072	77,500	697,456
Shares redeemed	(12,000)	(128,153)	(21,500)	(219,965)	(39,000)	(328,608)
Redemption value adjustment	—	902,906	—	490,821	—	46,168

Ending balance	386,950	$5,315,950	260,000	$2,792,233	218,000	$1,896,305

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® Gold Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date:	February 25, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 25, 2011

*	The registrant is a trust, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the Registrant.