Form 10-Q
period 2011-03-31
ISHARES GOLD TRUST
filed 2011-05-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

iShares® Product Research & Development

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At March 31, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Gold bullion inventory (fair value of $5,795,434 and $5,317,017, respectively)	$4,011,814	$3,546,055
Receivable for capital Shares sold	15,463	21,981

TOTAL ASSETS	$4,027,277	$3,568,036

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable (Note 3)	$1,187	$1,067

Total liabilities	1,187	1,067

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 412,200,000 issued and outstanding at March 31, 2011 and 386,950,000 issued and outstanding at December 31, 2010 (Note 2C)	5,794,247	5,315,950
Shareholders’ equity (deficit)	(1,768,157)	(1,748,981)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,027,277	$3,568,036

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010
Revenue
Proceeds from sales of gold to pay expenses	$3,114	$2,812
Cost of gold sold to pay expenses	(2,158)	(1,892)

Gain on sales of gold to pay expenses	956	920
Gain on gold distributed for the redemption of Shares	98,296	33,767

Total gain on sales and distributions of gold	99,252	34,687
Expenses
Sponsor’s fees	(3,234)	(2,746)

Total expenses	(3,234)	(2,746)

NET INCOME	$96,018	$31,941

Net income per Share (Note 2C)	$0.25	$0.12
Weighted-average Shares outstanding (Note 2C)	387,597,778	256,083,333

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(1,748,981)	$(878,372)
Net income	96,018	32,297
Adjustment of redeemable capital Shares to redemption value	(115,194)	(902,906)

Shareholders’ equity (deficit) – end of period	$(1,768,157)	$(1,748,981)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$3,114	$2,812
Expenses – Sponsor’s fees paid	(3,114)	(2,812)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$96,018	$31,941
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(98,296)	(33,767)
Cost of gold sold to pay expenses	2,158	1,892
Increase (decrease) in Sponsor’s fees payable	120	(66)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares (Note 2B)	$703,922	$32,861
Carrying value of gold distributed for redemption of Shares, at average cost (Note 2B)	$(242,523)	$(77,348)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2011

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 25, 2011.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). Prior to December 9, 2010, the fair value of the gold bullion was based on the Commodity Exchange, Inc. (COMEX) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity.

The following table summarizes activity in gold bullion for the three months ended March 31, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	502.7	703,922	703,922	—
Gold distributed	(256.0)	(242,523)	(340,819)	98,296
Gold sold	(2.3)	(2,158)	(3,114)	956
Adjustment for realized gain	—	—	99,252	—
Adjustment for unrealized gain on gold bullion	—	—	19,176	—

Ending balance	4,027.4	$4,027,277	$5,795,434	$99,252

The following table summarizes activity in gold bullion for the year ended December 31, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	1,359.3	1,748,964	1,748,964	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(9.1)	(7,353)	(11,051)	3,698
Adjustment for realized gain	—	—	43,409	—
Adjustment for unrealized gain on gold bullion	—	—	870,609	—

Ending balance	3,783.0	$3,568,036	$5,317,017	$43,409

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers are the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

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

Activity in redeemable capital Shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	Shares	Amount	Shares	Amount
Beginning balance	386,950	$5,315,950	260,000	$2,792,233
Shares issued	51,450	703,922	138,950	1,748,964
Shares redeemed	(26,200)	(340,819)	(12,000)	(128,153)
Redemption value adjustment	—	115,194	—	902,906

Ending balance	412,200	$5,794,247	386,950	$5,315,950

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

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

6 - Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks and related institutions), an increase in the hedging activities of gold producers, and changes in the attitude towards gold of speculators, investors and other market participants.

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (as amended, the “Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca, Inc. under the symbol “IAU.”

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London PM Fix. Should the market value of the gold bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and the London PM Fix is used as the value for financial statement purposes. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. As indicated above, the London PM Fix is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares.

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

Results of Operations

The Quarter Ended March 31, 2011

The Trust’s net asset value grew from $5,315,950,285 at December 31, 2010 to $5,794,246,709 at March 31, 2011, a 9.00% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the outstanding Shares, which rose from 386,950,000 Shares at December 31, 2010 to 412,200,000 Shares at March 31, 2011, a consequence of 51,450,000 Shares (1,029 Baskets) being created and 26,200,000 Shares (524 Baskets) being redeemed during the quarter.

A positive change in the London PM Fix, which rose 2.38% from $1,405.50 at December 31, 2010 to $1,439.00 at March 31, 2011 directly relates to the 2.33% increase in the Trust’s net asset value per Share from $13.74 at December 31, 2010 to $14.06 at March 31, 2011 is directly related to the 2.38% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $3,234,417 for the quarter, or 0.06% of the Trust’s average weighted assets of $5,252,566,887 during the quarter. The net asset value per Share of $14.14 on March 24, 2011 was the highest during the quarter, compared with a low during the quarter of $12.89 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2011 was $96,017,529, resulting from a net gain of $955,545 on the sales of gold to pay expenses, and a net gain of $98,296,401 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $3,234,417. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February  25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	26,200,000 Shares (524 Baskets) were redeemed during the quarter ended March 31, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/11 to 01/31/11	26,200,000	0.0098
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—

Total	26,200,000

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

Date: May 9, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.