Form 10-Q
period 2011-06-30
ISHARES GOLD TRUST
filed 2011-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At June 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Gold bullion inventory (fair value of $6,983,435 and $5,317,017, respectively)	$4,984,763	$3,546,055
Payable for capital Shares redeemed	(6,287)	—
Receivable for capital Shares sold	—	21,981

TOTAL ASSETS	$4,978,476	$3,568,036

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable (Note 3)	$1,426	$1,067

Total liabilities	1,426	1,067

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 475,050,000 issued and outstanding at June 30, 2011 and 386,950,000 issued and outstanding at December 31, 2010	6,982,009	5,315,950
Shareholders’ equity (deficit)	(2,004,959)	(1,748,981)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,978,476	$3,568,036

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2011	2010
Revenue
Proceeds from sales of gold to pay expenses	$3,876	$2,945	$6,990	$5,757
Cost of gold sold to pay expenses	(2,667)	(1,940)	(4,825)	(3,832)

Gain on sales of gold to pay expenses	1,209	1,005	2,165	1,925
Gain on gold distributed for the redemption of Shares	31,378	5,944	129,674	39,711

Total gain on sales and distributions of gold	32,587	6,949	131,839	41,636
Expenses
Sponsor’s fees	(4,115)	(3,111)	(7,349)	(5,857)

Total expenses	(4,115)	(3,111)	(7,349)	(5,857)

NET INCOME (LOSS)	$28,472	$3,838	$124,490	$35,779

Net income (loss) per Share	$0.06	$0.01	$0.30	$0.14
Weighted-average Shares outstanding	450,335,714	267,165,385	419,140,055	261,654,972

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(1,748,981)	$(878,372)
Net income	124,490	32,297
Adjustment of redeemable capital Shares to redemption value	(380,468)	(902,906)

Shareholders’ equity (deficit) – end of period	$(2,004,959)	$(1,748,981)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$6,990	$5,757
Expenses – Sponsor’s fees paid	(6,990)	(5,757)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$124,490	$35,779
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(129,674)	(39,711)
Cost of gold sold to pay expenses	4,825	3,832
Increase (decrease) in Sponsor’s fees payable	359	100

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares (Note 2B)	$1,730,169	$397,477
Carrying value of gold distributed for redemption of Shares, at average cost (Note 2B)	$(314,904)	$(88,442)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2011

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

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). Prior to December 9, 2010, the fair value of the gold bullion was based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity. The change in price to the London PM Fix from the COMEX settlement price is due to the London PM Fix being a more widely followed and recognized benchmark for the price of gold.

The following table summarizes activity in gold bullion for the three months ended June 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,027.4	$4,027,277	$5,795,434	$—
Gold contributed	683.1	1,026,247	1,026,247	—
Gold distributed	(69.3)	(72,381)	(103,759)	31,378
Gold sold	(2.6)	(2,667)	(3,876)	1,209
Adjustment for realized gain	—	—	32,587	—
Adjustment for unrealized gain on gold bullion	—	—	236,802	—

Ending balance	4,638.6	$4,978,476	$6,983,435	$32,587

The following table summarizes activity in gold bullion for the six months ended June 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	1,185.8	1,730,169	1,730,169	—
Gold distributed	(325.3)	(314,904)	(444,578)	129,674
Gold sold	(4.9)	(4,825)	(6,990)	2,165
Adjustment for realized gain	—	—	131,839	—
Adjustment for unrealized gain on gold bullion	—	—	255,978	—

Ending balance	4,638.6	$4,978,476	$6,983,435	$131,839

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Activity in redeemable capital Shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Shares	Amount	Shares	Amount
Beginning balance	412,200	$5,794,247	386,950	$5,315,950
Shares issued	69,950	1,026,247	121,400	1,730,169
Shares redeemed	(7,100)	(103,759)	(33,300)	(444,578)
Redemption value adjustment	—	265,274	—	380,468

Ending balance	475,050	$6,982,009	475,050	$6,982,009

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used by the Trust because it is commonly used by the U.S. gold market as an indicator of the value of gold, and is required to be used by the Trust Agreement. The use of an indicator of the value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

Results of Operations

The Quarter Ended June 30, 2011

The Trust’s net asset value grew from $5,794,246,709 at March 31, 2011 to $6,982,008,847 at June 30, 2011, a 20.50% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the outstanding Shares, which rose from 412,200,000 Shares at March 31, 2011 to 475,050,000 Shares at June 30, 2011, a consequence of 69,950,000 Shares (1,399 Baskets) being created and 7,100,000 Shares (142 Baskets) being redeemed during the quarter.

The 4.55% increase in the Trust’s net asset value per Share from $14.06 at March 31, 2011 to $14.70 at June 30, 2011 is directly related to the 4.62% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $4,114,783 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,615,274,120 during the quarter. The net asset value per Share of $15.16 on June 22, 2011 was the highest during the quarter, compared with a low during the quarter of $13.85 on April 1, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2011 was $28,472,020, resulting from a net gain of $1,208,960 on the sales of gold to pay expenses, and a net gain of $31,377,843 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $4,114,783. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the quarter ended June 30, 2011 would have been higher by $2,469,351.

The Six Months Ended June 30, 2011

The Trust’s net asset value grew from $5,315,950,285 at December 31, 2010 to $6,982,008,847 at June 30, 2011, a 31.34% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the outstanding Shares, which rose from 386,950,000 Shares at December 31, 2010 to 475,050,000 Shares at June 30, 2011, a consequence of 121,400,000 Shares (2,428 Baskets) being created and 33,300,000 Shares (666 Baskets) being redeemed during the period.

The 6.99% increase in the Trust’s net asset value per Share from $13.74 at December 31, 2010 to $14.70 at June 30, 2011 is directly related to the 7.11% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $7,349,200 for the period, or 0.19% of the Trust’s average weighted assets of $5,937,684,888 during the period. The net asset value per Share of $15.16 on June 22, 2011 was the highest during the period, compared with a low during the period of $12.89 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the period ended June 30, 2011 was $124,489,549, resulting from a net gain of $2,164,505 on the sales of gold to pay expenses, and a net gain of $129,674,244 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $7,349,200. Other than the Sponsor’s fees, the Trust had no expenses during the period.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the six months ended June 30, 2011 would have been higher by $4,410,306.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February  25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	7,100,000 Shares (142 Baskets) were redeemed during the quarter ended June 30, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	6,500,000	0.0098
06/01/11 to 06/30/11	600,000	0.0098

Total	7,100,000	0.0098

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

Date: August 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.