Form 10-Q
period 2011-09-30
ISHARES GOLD TRUST
filed 2011-11-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At September 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	September 30, 2011	December 31, 2010
ASSETS
Current assets
Gold bullion inventory (fair value of $8,528,070 and $5,317,017, respectively)	$6,141,161	$3,546,055
Payable for capital Shares redeemed	(10,793)	—
Receivable for capital Shares sold	—	21,981

TOTAL ASSETS	$6,130,368	$3,568,036

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable (Note 3)	$1,974	$1,067

Total liabilities	1,974	1,067

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 539,450,000 issued and outstanding at September 30, 2011 and 386,950,000 issued and outstanding at December 31, 2010	8,526,096	5,315,950
Shareholders’ equity (deficit)	(2,397,702)	(1,748,981)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,130,368	$3,568,036

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2011	2010
Revenue
Proceeds from sales of gold to pay expenses	$4,991	$2,597	$11,981	$8,354
Cost of gold sold to pay expenses	(3,372)	(1,763)	(8,197)	(5,595)

Gain on sales of gold to pay expenses	1,619	834	3,784	2,759
Gain on gold distributed for the redemption of Shares	120,642	—	250,316	39,711

Total gain on sales and distributions of gold	122,261	834	254,100	42,470
Expenses
Sponsor’s fees	(5,539)	(2,308)	(12,888)	(8,165)

Total expenses	(5,539)	(2,308)	(12,888)	(8,165)

NET INCOME (LOSS)	$116,722	$(1,474)	$241,212	$34,305

Net income (loss) per Share	$0.22	$(0.00)	$0.53	$0.12
Weighted-average Shares outstanding	529,401,087	306,336,957	456,297,619	276,712,637

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(1,748,981)	$(878,372)
Net income	241,212	32,297
Adjustment of redeemable capital Shares to redemption value	(889,933)	(902,906)

Shareholders’ equity (deficit) – end of period	$(2,397,702)	$(1,748,981)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$11,981	$8,354
Expenses – Sponsor’s fees paid	(11,981)	(8,354)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$241,212	$34,305
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(250,316)	(39,711)
Cost of gold sold to pay expenses	8,197	5,595
Increase (decrease) in Sponsor’s fees payable	907	(189)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares (Note 2B)	$3,139,985	$947,410
Carrying value of gold distributed for redemption of Shares, at average cost (Note 2B)	$(569,456)	$(88,442)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2011

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

COMEX settlement price was due to the London PM Fix being a more widely followed and recognized benchmark for the price of gold.

The following table summarizes activity in gold bullion for the three months ended September 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,638.6	$4,978,476	$6,983,435	$—
Gold contributed	847.7	1,409,816	1,409,816	—
Gold distributed	(219.1)	(254,552)	(375,194)	120,642
Gold sold	(3.0)	(3,372)	(4,991)	1,619
Adjustment for realized gain	—	—	122,261	—
Adjustment for unrealized gain on gold bullion	—	—	392,743	—

Ending balance	5,264.2	$6,130,368	$8,528,070	$122,261

The following table summarizes activity in gold bullion for the nine months ended September 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	2,033.5	3,139,985	3,139,985	—
Gold distributed	(544.4)	(569,456)	(819,772)	250,316
Gold sold	(7.9)	(8,197)	(11,981)	3,784
Adjustment for realized gain	—	—	254,100	—
Adjustment for unrealized gain on gold bullion	—	—	648,721	—

Ending balance	5,264.2	$6,130,368	$8,528,070	$254,100

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Shares	Amount	Shares	Amount
Beginning balance	475,050	$6,982,009	386,950	$5,315,950
Shares issued	86,850	1,409,816	208,250	3,139,985
Shares redeemed	(22,450)	(375,194)	(55,750)	(819,772)
Redemption value adjustment	—	509,465	—	889,933

Ending balance	539,450	$8,526,096	539,450	$8,526,096

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of gold owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used by the Trust because it is commonly used by the U.S. gold market as an indicator of the value of gold, and is permitted to be used by the Trust Agreement. The use of an indicator of the value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

Results of Operations

The Quarter Ended September 30, 2011

The Trust’s net asset value grew from $6,982,008,847 at June 30, 2011 to $8,526,095,564 at September 30, 2011, a 22.12% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the outstanding Shares, which rose from 475,050,000 Shares at June 30, 2011 to 539,450,000 Shares at September 30, 2011, a consequence of 86,850,000 Shares (1,737 Baskets) being created and 22,450,000 Shares (449 Baskets) being redeemed during the quarter.

A positive change in the London PM Fix, which rose 7.61% from $1,505.50 at June 30, 2011 to $1,620.00 at September 30, 2011, directly relates to the 7.55% increase in the Trust’s net asset value per Share from $14.70 at June 30, 2011 to $15.81 at September 30, 2011.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $5,538,841 for the quarter, or 0.06% of the Trust’s average weighted assets of $8,805,889,270 during the quarter. The net asset value per Share of $18.49 on September 6, 2011 was the highest during the quarter, compared with a low during the quarter of $14.48 on July 1, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2011 was $116,722,264, resulting from a net gain of $1,619,065 on the sales of gold to pay expenses, and a net gain of $120,642,040 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $5,538,841. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the quarter ended September 30, 2011 would have been higher by $3,322,504.

The Nine Months Ended September 30, 2011

The Trust’s net asset value grew from $5,315,950,285 at December 31, 2010 to $8,526,095,564 at September 30, 2011, a 60.39% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the outstanding Shares, which rose from 386,950,000 Shares at December 31, 2010 to 539,450,000 Shares at September 30, 2011, a consequence of 208,250,000 Shares (4,165 Baskets) being created and 55,750,000 Shares (1,115 Baskets) being redeemed during the period.

A positive change in the London PM Fix, which rose 15.26% from $1,405.50 at December 31, 2010 to $1,620.00 at September 30, 2011, directly relates to the 15.07% increase in the Trust’s net asset value per Share from $13.74 at December 31, 2010 to $15.81 at September 30, 2011.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $12,888,041 for the period, or 0.19% of the Trust’s average weighted assets of $6,904,259,259 during the period. The net asset value per Share of $18.49 on September 6, 2011 was the highest during the period, compared with a low during the period of $12.89 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2011 was $241,211,813, resulting from a net gain of $3,783,570 on the sales of gold to pay expenses, and a net gain of $250,316,284 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $12,888,041. Other than the Sponsor’s fees, the Trust had no expenses during the period.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the nine months ended September 30, 2011 would have been higher by $7,732,810.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February  25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	22,450,000 Shares (449 Baskets) were redeemed during the quarter ended September 30, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	5,550,000	0.0098
09/01/11 to 09/30/11	16,900,000	0.0098

Total	22,450,000	0.0098

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on September 2, 2010

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.