Form 10-K
period 2011-12-31
ISHARES GOLD TRUST
filed 2012-02-29
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the shares held by non-affiliates was approximately $6,954,732,000.

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

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank, N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $5,315,950,285 at December 31, 2010 to $8,416,800,552 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 386,950,000 Shares outstanding at December 31, 2010 to 563,850,000 Shares outstanding at December 31, 2011.

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

The Sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. Accordingly, the Trust’s gold holdings are identified on the Custodian’s books as the property of the Trust and held in New York, Toronto, London and other locations that may be authorized in the future.

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

Secondary Market Trading

While the objective of the Trust is for the value of the Shares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also determines the NAV by dividing the net asset value of the Trust by the number of the Shares outstanding at the time the computation is made.

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

The Sponsor earned $18,629,140 for the year ended December 31, 2011.

Deposit of Gold; Issuance of Baskets of Shares

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Newedge Group USA, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the London Bullion Market Association (“LBMA”).

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Gold can be delivered to the Custodian in the vicinity of New York City (United States), Toronto (Canada) London (England) or at other locations that may be authorized in the future.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount at the time of the creation of the Trust was 5,000 fine ounces of gold. On June 24, 2010, after the ten-for-one share split that became effective on that date, the Basket Gold Amount was 489.368 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s London PM Fix. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.25%), in the absence of any extraordinary expenses or liabilities the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above, an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

•

A corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof, including the District of Columbia;

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

A Shareholder that is not a U.S. Shareholder as defined above or a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of tax counsel to the Trust, although not free from doubt due to the lack of directly governing authority, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of tax counsel to the Trust represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of gold bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

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

Item 1A. Risk Factors.

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long-term.

Shares are created to reflect, at any given time, the market price of gold owned by the trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•

Large sales, including those by the official sector (governments, central banks and related institutions), which owns a significant portion of the aggregate world gold holdings. If one or more of these institutions or other sellers decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.

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

A decrease in the amount of gold represented by each Share results in a decrease in its price even if the price of gold has not changed. To retain the Share’s original price, the price of gold has to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lower amount of gold represented by each Share, you will sustain losses on your investment in Shares.

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

Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

In the event that one or more Authorized Participants which have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

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

If the process of creation and redemption of Baskets of Shares encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

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

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets of Shares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the trust agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each Authorized Participant that deposits gold in the Trust is liable to the Trust if that gold does not meet the requirements of the trust agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the trust agreement. To the extent that Baskets of Shares are issued in exchange for gold of inferior quality and the Trust is not able to recover damages from the Authorized Participant that deposited that gold, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the trust agreement and the Custodian agreement.

Under the trust agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, under the Custodian agreement the Custodian has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, willful default or fraud on its part. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

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

For each of the quarters during the fiscal years ended December 31, 2011 and 2010, the high and low sale prices of the Shares as reported for NYSE Arca transactions, after giving consideration to the aforementioned Share split, were as follows:

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$14.06	$12.82	$11.30	$10.41
Second Quarter	$15.27	$13.95	$12.29	$11.03
Third Quarter	$18.50	$14.52	$12.81	$11.37
Fourth Quarter	$17.54	$15.07	$13.94	$12.87

The number of Shareholders of record of the registrant as of January 31, 2012 was approximately 320,731.

b) Not applicable.

c) 6,400,000 Shares (128 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	6,400,000	0.0098

Total	6,400,000	0.0098

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2011, 2010, 2009, 2008 and 2007)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2011	2010	2009	2008	2007
Total assets	$6,572,102	$3,568,036	$1,914,867	$1,448,373	$1,004,140
Total gain on sales and distributions of gold	$277,476	$43,409	$70,067	$82,241	$3,770
Net income (loss)	$258,847	$32,297	$60,970	$75,276	$(507)
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	481,399,041	295,602,603	236,867,123	202,500,000	154,239,726
Net income (loss) per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.54	$0.11	$0.26	$0.37	$(0.00)
Net cash flows	$—	$—	$—	$—	$—

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian, as an agent of the Trust responsible only to the Trustee.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using that day’s London PM Fix. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the

Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London PM Fix (since December 9, 2010). Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of gold should be written down. As indicated above, the London PM Fix is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares. Prior to December 9, 2010, the fair value of the gold bullion was based on the COMEX settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity (the “COMEX Spot Settlement Price”).

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used by the Trust because it is commonly used by the U.S. gold market as an indicator of the value of gold, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

The following chart shows the daily London PM Fix for the period from December 2006 through December 2011:

Results of Operations

The Year Ended December 31, 2011

The Trust’s net asset value grew from $5,315,950,285 at December 31, 2010 to $8,416,800,552 at December 31, 2011, a 58.33% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 386,950,000 Shares at December 31, 2010 to 563,850,000 Shares at December 31, 2011, a consequence of 239,050,000 Shares (4,781 Baskets) being created and 62,150,000 Shares (1,243 Baskets) being redeemed during the year, and an increase in the London PM Fix, which rose 8.93% from $1,405.50 at December 31, 2010 to $1,531.00 at December 31, 2011.

The 8.66% increase in the Trust’s net asset value per Share from $13.74 at December 31, 2010 to $14.93 at December 31, 2011 is directly related to the 8.93% increase in the London PM Fix.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $18,629,140 for the year, or 0.25% of the Trust’s average weighted assets of $7,460,147,918 during the year. The net asset value per Share of $18.49 at September 6, 2011 was the highest during the year, compared with a low of $12.89 at January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2011 was $258,846,942, resulting from a net gain of $5,569,713 on the sales of gold to pay expenses and a net gain of $271,906,369 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $18,629,140. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2011.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the year ended December 31, 2011 would have been higher by $11,177,469.

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

The Trust pays to the Sponsor a Sponsor’s fee that accrued daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the year ended December 31, 2010 would have been higher by $3,153,268.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue
Proceeds from sales of gold to pay expenses	$3,114	$3,876	$4,991	$5,777	$17,758
Cost of gold sold to pay expenses	(2,158)	(2,667)	(3,372)	(3,991)	(12,188)

Gain on sales of gold to pay expenses	956	1,209	1,619	1,786	5,570
Gain on gold distributed for the redemption of Shares	98,296	31,378	120,642	21,590	271,906

Total gain on sales and distributions of gold	99,252	32,587	122,261	23,376	277,476
Expenses
Sponsor’s fees	(3,234)	(4,115)	(5,539)	(5,741)	(18,629)

Total expenses	(3,234)	(4,115)	(5,539)	(5,741)	(18,629)

Net income	$96,018	$28,472	$116,722	$17,635	$258,847

Net income per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.25	$0.06	$0.22	$0.03	$0.54
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	387,597,778	450,335,714	529,401,087	555,884,783	481,399,041

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue
Proceeds from sales of gold to pay expenses	$2,812	$2,945	$2,597	$2,697	$11,051
Cost of gold sold to pay expenses	(1,892)	(1,940)	(1,763)	(1,758)	(7,353)

Gain on sales of gold to pay expenses	920	1,005	834	939	3,698
Gain on gold distributed for the redemption of Shares	33,767	5,944	—	—	39,711

Total gain on sales and distributions of gold	34,687	6,949	834	939	43,409
Expenses
Sponsor’s fees	(2,746)	(3,111)	(2,308)	(2,947)	(11,112)

Total expenses	(2,746)	(3,111)	(2,308)	(2,947)	(11,112)

Net income (loss)	$31,941	$3,838	$(1,474)	$(2,008)	$32,297

Net income (loss) per Share (Note 2C to the financial statements that appear elsewhere in this report)	$0.12	$0.01	$(0.00)	$(0.01)	$0.11
Weighted-average Shares outstanding (Note 2C to the financial statements that appear elsewhere in this report)	256,083,333	267,165,385	306,336,957	351,656,522	295,602,603

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4) Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit fees	$63,001	$63,001
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$63,001	$63,001

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on September 2, 2010

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K on November 12, 2008

10.3	First Amendment to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Gold Trust (“the Trust”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 29, 2012

iShares® Gold Trust

Balance Sheets

At December 31, 2011 and 2010

	December 31,
(Dollar amounts in $000’s)	2011	2010
ASSETS
Current assets
Gold bullion inventory (fair value of $8,418,739 and $5,317,017, respectively)	$6,629,203	$3,546,055
Payable for capital Shares redeemed	(57,101)	—
Receivable for capital Shares sold	—	21,981

TOTAL ASSETS	$6,572,102	$3,568,036

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable (Note 3)	$1,938	$1,067

Total liabilities	1,938	1,067

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 563,850,000 issued and outstanding at December 31, 2011 and 386,950,000 issued and outstanding at December 31, 2010	8,416,801	5,315,950
Shareholders’ equity (deficit)	(1,846,637)	(1,748,981)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,572,102	$3,568,036

See notes to financial statements.

iShares® Gold Trust

Income Statements

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2009
Revenue
Proceeds from sales of gold to pay expenses	$17,758	$11,051	$8,680
Cost of gold sold to pay expenses	(12,188)	(7,353)	(6,255)

Gain on sales of gold to pay expenses	5,570	3,698	2,425
Gain on gold distributed for the redemption of Shares	271,906	39,711	67,642

Total gain on sales and distributions of gold	277,476	43,409	70,067
Expenses
Sponsor’s fees	(18,629)	(11,112)	(9,097)

Total expenses	(18,629)	(11,112)	(9,097)

NET INCOME	$258,847	$32,297	$60,970

Net income per Share (Note 2C)	$0.54	$0.11	$0.26
Weighted-average Shares outstanding (Note 2C)	481,399,041	295,602,603	236,867,123

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s)	2011	2010	2009
Shareholders’ equity (deficit) – beginning of period	$(1,748,981)	$(878,372)	$(448,521)
Net income	258,847	32,297	60,970
Adjustment of redeemable capital Shares to redemption value	(356,503)	(902,906)	(490,821)

Shareholders’ equity (deficit) – end of period	$(1,846,637)	$(1,748,981)	$(878,372)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$17,758	$11,051	$8,680
Expenses – Sponsor’s fees paid	(17,758)	(11,051)	(8,680)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$258,847	$32,297	$60,970
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(271,906)	(39,711)	(67,642)
Cost of gold sold to pay expenses	12,188	7,353	6,255
Increase in Sponsor’s fees payable	871	61	417

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares (Note 2B)	$3,660,287	$1,748,964	$625,072
Carrying value of gold distributed for redemption of Shares, at average cost (Note 2B)	$(644,033)	$(88,442)	$(152,323)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

December 31, 2011

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

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Gold Bullion

JPMorgan Chase Bank N.A., London branch, (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of gold should be written down. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). Prior to December 9, 2010, the fair value of the gold bullion was based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity. The change in price to the London PM Fix from the COMEX settlement price was due to the London PM Fix being a more widely followed and recognized benchmark for the price of gold.

The following table summarizes activity in gold bullion for the years ended December 31, 2011, 2010 and 2009 (all balances in 000’s):

December 31, 2011	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	2,333.9	3,660,287	3,660,287	—
Gold distributed	(606.8)	(644,033)	(915,939)	271,906
Gold sold	(11.3)	(12,188)	(17,758)	5,570
Adjustment for realized gain	—	—	277,476	—
Adjustment for unrealized gain on gold bullion	—	—	97,656	—

Ending balance	5,498.8	$6,572,102	$8,418,739	$277,476

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	1,359.3	1,748,964	1,748,964	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(9.1)	(7,353)	(11,051)	3,698
Adjustment for realized gain	—	—	43,409	—
Adjustment for unrealized gain on gold bullion	—	—	870,609	—

Ending balance	3,783.0	$3,568,036	$5,317,017	$43,409

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,146.8	$1,448,373	$1,896,894	$—
Gold contributed	623.7	625,072	625,072	—
Gold distributed	(211.1)	(152,323)	(219,965)	67,642
Gold sold	(9.0)	(6,255)	(8,680)	2,425
Adjustment for realized gain	—	—	70,067	—
Adjustment for unrealized gain on gold bullion	—	—	429,851	—

Ending balance	2,550.4	$1,914,867	$2,793,239	$70,067

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares for the years ended December 31, 2011, 2010 and 2009 was as follows (all balances in 000’s):

	Years Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	386,950	$5,315,950	260,000	$2,792,233	218,000	$1,896,305
Shares issued	239,050	3,660,287	138,950	1,748,964	63,500	625,072
Shares redeemed	(62,150)	(915,939)	(12,000)	(128,153)	(21,500)	(219,965)
Redemption value adjustment	—	356,503	—	902,906	—	490,821

Ending balance	563,850	$8,416,801	386,950	$5,315,950	260,000	$2,792,233

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust, paid monthly in arrears. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, Securities Exchange Commission registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.,

Sponsor of the iShares® Gold Trust (registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2012

*	The registrant is a trust, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the registrant.