Form 10-Q
period 2012-03-31
ISHARES GOLD TRUST
filed 2012-05-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At March 31, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in $000’s)	March 31, 2012	December 31, 2011
ASSETS
Current assets
Gold bullion inventory (fair value of $9,664,400 and $8,418,739, respectively)	$7,151,752	$6,629,203
Payable for capital Shares redeemed	(14,357)	(57,101)

TOTAL ASSETS	$7,137,395	$6,572,102

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,079	$1,938

Total liabilities	2,079	1,938

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 596,450,000 issued and outstanding at March 31, 2012 and 563,850,000 issued and outstanding at December 31, 2011	9,662,321	8,416,801
Shareholders’ equity (deficit)	(2,527,005)	(1,846,637)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,137,395	$6,572,102

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011
Revenue
Proceeds from sales of gold to pay expenses	$5,851	$3,114
Cost of gold sold to pay expenses	(4,215)	(2,158)

Gain on sales of gold to pay expenses	1,636	956
Gain on gold distributed for the redemption of Shares	21,348	98,296

Total gain on sales and distributions of gold	22,984	99,252
Expenses
Sponsor’s fees	(5,992)	(3,234)

Total expenses	(5,992)	(3,234)

NET INCOME	$16,992	$96,018

Net income per Share	$0.03	$0.25
Weighted-average Shares outstanding	587,501,648	387,597,778

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

(Dollar amounts in $000’s)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,846,637)	$(1,748,981)
Net income	16,992	258,847
Adjustment of redeemable capital Shares to redemption value	(697,360)	(356,503)

Shareholders’ equity (deficit) – end of period	$(2,527,005)	$(1,846,637)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$5,851	$3,114
Expenses – Sponsor’s fees paid	(5,851)	(3,114)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$16,992	$96,018
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(21,348)	(98,296)
Cost of gold sold to pay expenses	4,215	2,158
Increase in Sponsor’s fees payable	141	120

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$630,526	$703,922
Carrying value of gold distributed for redemption of Shares, at average cost	$(61,018)	$(242,523)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2012

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	367.5	630,526	630,526	—
Gold distributed	(49.7)	(61,018)	(82,366)	21,348
Gold sold	(3.5)	(4,215)	(5,851)	1,636
Adjustment for realized gain	—	—	22,984	—
Adjustment for unrealized gain on gold bullion	—	—	680,368	—

Ending balance	5,813.1	$7,137,395	$9,664,400	$22,984

The following table summarizes activity in gold bullion for the year ended December 31, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	2,333.9	3,660,287	3,660,287	—
Gold distributed	(606.8)	(644,033)	(915,939)	271,906
Gold sold	(11.3)	(12,188)	(17,758)	5,570
Adjustment for realized gain	—	—	277,476	—
Adjustment for unrealized gain on gold bullion	—	—	97,656	—

Ending balance	5,498.8	$6,572,102	$8,418,739	$277,476

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	Shares	Amount	Shares	Amount
Beginning balance	563,850	$8,416,801	386,950	$5,315,950
Shares issued	37,700	630,526	239,050	3,660,287
Shares redeemed	(5,100)	(82,366)	(62,150)	(915,939)
Redemption value adjustment	—	697,360	—	356,503

Ending balance	596,450	$9,662,321	563,850	$8,416,801

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended March 31, 2012

The Trust’s net asset value grew from $8,416,800,552 at December 31, 2011 to $9,662,320,950 at March 31, 2012, a 14.80% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London PM Fix price, which rose 8.59% from $1,531.00 at December 31, 2011 to $1,662.50 at March 31, 2012 and an increase in outstanding Shares, which rose from 563,850,000 Shares at December 31, 2011 to 596,450,000 Shares at March 31, 2012, a consequence of 37,700,000 Shares (754 Baskets) being created and 5,100,000 Shares (102 Baskets) being redeemed during the quarter.

The 8.51% increase in the Trust’s net asset value per Share from $14.93 at December 31, 2011 to $16.20 at March 31, 2012 is directly related to the 8.59% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $5,992,347 for the quarter, or 0.06% of the Trust’s average weighted assets of $9,653,901,069 during the quarter. The net asset value per Share of $17.36 on February 28, 2012 was the highest during the quarter, compared with a low during the quarter of $15.58 on January 3, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2012 was $16,991,964, resulting from a net gain of $1,636,056 on the sales of gold to pay expenses, and a net gain of $21,348,255 on gold distributed for the redemption of Shares, offset by the Sponsor’s fees of $5,992,347. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	5,100,000 Shares (102 Baskets) were redeemed during the quarter ended March 31, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	5,100,000	0.0097

Total	5,100,000	0.0097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 9, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.