Form 10-Q
period 2012-06-30
ISHARES GOLD TRUST
filed 2012-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30,	December 31,
(Dollar amounts in $000’s)	2012	2011
ASSETS
Current assets
Gold bullion inventory (fair value of $9,302,094 and $8,418,739, respectively)	$7,252,656	$6,629,203
Payable for capital Shares redeemed	(37,502)	(57,101)
Receivable for capital Shares sold	13,791	—

TOTAL ASSETS	$7,228,945	$6,572,102

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,887	$1,938

Total liabilities	1,887	1,938

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 597,450,000 issued and outstanding at June 30, 2012 and 563,850,000 issued and outstanding at December 31, 2011	9,300,207	8,416,801
Shareholders’ equity (deficit)	(2,073,149)	(1,846,637)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,228,945	$6,572,102

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2012	2011
Revenue
Proceeds from sales of gold to pay expenses	$5,973	$3,876	$11,824	$6,990
Cost of gold sold to pay expenses	(4,447)	(2,667)	(8,662)	(4,825)

Gain on sales of gold to pay expenses	1,526	1,209	3,162	2,165
Gain on gold distributed for the redemption of Shares	75,866	31,378	97,214	129,674

Total gain on sales and distributions of gold	77,392	32,587	100,376	131,839
Expenses
Sponsor’s fees	(5,781)	(4,115)	(11,773)	(7,349)

Total expenses	(5,781)	(4,115)	(11,773)	(7,349)

NET INCOME	$71,611	$28,472	$88,603	$124,490

Net income per Share	$0.12	$0.06	$0.15	$0.30
Weighted-average Shares outstanding	592,018,132	450,335,714	589,759,890	419,140,055

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2012	December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,846,637)	$(1,748,981)
Net income	88,603	258,847
Adjustment of redeemable capital Shares to redemption value	(315,115)	(356,503)

Shareholders’ equity (deficit) – end of period	$(2,073,149)	$(1,846,637)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$11,824	$6,990
Expenses – Sponsor’s fees paid	(11,824)	(6,990)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$88,603	$124,490
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(97,214)	(129,674)
Cost of gold sold to pay expenses	8,662	4,825
Increase (decrease) in Sponsor’s fees payable	(51)	359

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$998,830	$1,730,169
Carrying value of gold distributed for redemption of Shares, at average cost	$(333,325)	$(314,904)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2012

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

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of gold should be written down. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”).

The following table summarizes activity in gold bullion for the three months ended June 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,813.1	$7,137,395	$9,664,400	$—
Gold contributed	230.8	368,304	368,304	—
Gold distributed	(221.1)	(272,307)	(348,173)	75,866
Gold sold	(3.6)	(4,447)	(5,973)	1,526
Adjustment for realized gain	—	—	77,392	—
Adjustment for unrealized loss on gold bullion	—	—	(453,856)	—

Ending balance	5,819.2	$7,228,945	$9,302,094	$77,392

The following table summarizes activity in gold bullion for the six months ended June 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	598.3	998,830	998,830	—
Gold distributed	(270.8)	(333,325)	(430,539)	97,214
Gold sold	(7.1)	(8,662)	(11,824)	3,162
Adjustment for realized gain	—	—	100,376	—
Adjustment for unrealized gain on gold bullion	—	—	226,512	—

Ending balance	5,819.2	$7,228,945	$9,302,094	$100,376

C.	Redeemable Capital Shares

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred. If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced London AM Fix.

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Shares	Amount	Shares	Amount
Beginning balance	596,450	$9,662,321	563,850	$8,416,801
Shares issued	23,700	368,304	61,400	998,830
Shares redeemed	(22,700)	(348,173)	(27,800)	(430,539)
Redemption value adjustment	—	(382,245)	—	315,115

Ending balance	597,450	$9,300,207	597,450	$9,300,207

D.	Federal Income Taxes

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

6 - Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks, and related institutions), an increase in the hedging activities of gold producers, and changes in the attitude towards gold of speculators, investors and other market participants.

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London PM Fix. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of gold should be written down. As indicated above, the London PM Fix is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares. If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced London AM Fix.

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

Results of Operations

The Quarter Ended June 30, 2012

The Trust’s net asset value fell from $9,662,320,950 at March 31, 2012 to $9,300,206,928 at June 30, 2012, a 3.75% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the London PM Fix price, which declined 3.85% from $1,662.50 at March 31, 2012 to $1,598.50 at June 30, 2012. The decrease in the Trust’s net assets was partially offset by an increase in outstanding Shares, which rose from 596,450,000 Shares at March 31, 2012 to 597,450,000 Shares at June 30, 2012, a consequence of 23,700,000 Shares (474 Baskets) being created and 22,700,000 Shares (454 Baskets) being redeemed during the quarter.

The 3.89% decline in the Trust’s net asset value per Share from $16.20 at March 31, 2012 to $15.57 at June 30, 2012 is directly related to the 3.85% decrease in the London PM Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to Sponsor’s fees, which were $5,780,902 for the quarter, or 0.06% of the Trust’s average weighted assets of $9,294,767,400 during the quarter. The net asset value per Share of $16.35 on April 2, 2012 was the highest during the quarter, compared with a low during the quarter of $15.00 on May 30, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2012 was $71,610,908, resulting from a net gain of $1,526,068 on the sales of gold to pay expenses and a net gain of $75,865,742 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $5,780,902. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2012

The Trust’s net asset value grew from $8,416,800,552 at December 31, 2011 to $9,300,206,928 at June 30, 2012, a 10.50% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 563,850,000 Shares at December 31, 2011 to 597,450,000 Shares at June 30, 2012, a consequence of 61,400,000 Shares (1,228 Baskets) being created and 27,800,000 Shares (556 Baskets) being redeemed during the period.

A positive change in the London PM Fix, which rose 4.41% from $1,531.00 at December 31, 2011 to $1,598.50 at June 30, 2012, directly relates to the 4.29% increase in the Trust’s net asset value per Share from $14.93 at December 31, 2011 to $15.57 at June 30, 2012.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to Sponsor’s fees, which were $11,773,249 for the period, or 0.12% of the Trust’s average weighted assets of $9,474,334,235 during the period. The net asset value per Share of $17.36 on February 28, 2012 was the highest during the period, compared with a low during the period of $15.00 on May 30, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the six months ended June 30, 2012 was $88,602,872, resulting from a net gain of $3,162,124 on the sales of gold to pay expenses and a net gain of $97,213,997 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $11,773,249. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	22,700,000 Shares (454 Baskets) were redeemed during the quarter ended June 30, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/12 to 04/30/12	2,000,000	0.0097
05/01/12 to 05/31/12	14,500,000	0.0097
06/01/12 to 06/30/12	6,200,000	0.0097

Total	22,700,000	0.0097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on September 2, 2010

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.3	First Amendment to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.