Form 10-Q
period 2012-09-30
ISHARES GOLD TRUST
filed 2012-11-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets

At September 30, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in $000’s)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Gold bullion inventory (fair value of $11,480,802 and $8,418,739, respectively)	$8,298,576	$6,629,203
Payable for capital Shares redeemed	—	(57,101)
Receivable for capital Shares sold	70,867	—

TOTAL ASSETS	$8,369,443	$6,572,102

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,229	$1,938

Total liabilities	2,229	1,938

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 664,100,000 issued and outstanding at September 30, 2012 and 563,850,000 issued and outstanding at December 31, 2011	11,478,573	8,416,801
Shareholders’ equity (deficit)	(3,111,359)	(1,846,637)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,369,443	$6,572,102

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2012	2011
Revenue
Proceeds from sales of gold to pay expenses	$5,909	$4,991	$17,733	$11,981
Cost of gold sold to pay expenses	(4,547)	(3,372)	(13,209)	(8,197)

Gain on sales of gold to pay expenses	1,362	1,619	4,524	3,784
Gain on gold distributed for the redemption of Shares	43,854	120,642	141,068	250,316

Total gain on sales and distributions of gold	45,216	122,261	145,592	254,100
Expenses
Sponsor’s fees	(6,251)	(5,539)	(18,024)	(12,888)

Total expenses	(6,251)	(5,539)	(18,024)	(12,888)

NET INCOME	$38,965	$116,722	$127,568	$241,212

Net income per Share	$0.06	$0.22	$0.21	$0.53
Weighted-average Shares outstanding	619,476,630	529,401,087	599,737,774	456,297,619

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,846,637)	$(1,748,981)
Net income	127,568	258,847
Adjustment of redeemable capital Shares to redemption value	(1,392,290)	(356,503)

Shareholders’ equity (deficit) – end of period	$(3,111,359)	$(1,846,637)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$17,733	$11,981
Expenses – Sponsor’s fees paid	(17,733)	(11,981)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$127,568	$241,212
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(141,068)	(250,316)
Cost of gold sold to pay expenses	13,209	8,197
Increase in Sponsor’s fees payable	291	907

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$2,302,662	$3,139,985
Carrying value of gold distributed for redemption of Shares, at average cost	$(492,112)	$(569,456)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2012

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. As of the date of this filing, the Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation; however, on September 14, 2012, the Trust announced that, subject to certain conditions, it expects iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, to become sponsor of the Trust. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement dated as of September 2, 2010 (as amended, the “Trust Agreement”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following table summarizes activity in gold bullion for the three months ended September 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,819.2	$7,228,945	$9,302,094	$—
Gold contributed	775.9	1,303,832	1,303,832	—
Gold distributed	(127.1)	(158,787)	(202,641)	43,854
Gold sold	(3.6)	(4,547)	(5,909)	1,362
Adjustment for realized gain	—	—	45,216	—
Adjustment for unrealized gain on gold bullion	—	—	1,038,210	—

Ending balance	6,464.4	$8,369,443	$11,480,802	$45,216

The following table summarizes activity in gold bullion for the nine months ended September 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	1,374.2	2,302,662	2,302,662	—
Gold distributed	(397.9)	(492,112)	(633,180)	141,068
Gold sold	(10.7)	(13,209)	(17,733)	4,524
Adjustment for realized gain	—	—	145,592	—
Adjustment for unrealized gain on gold bullion	—	—	1,264,722	—

Ending balance	6,464.4	$8,369,443	$11,480,802	$145,592

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Shares	Amount	Shares	Amount
Beginning balance	597,450	$9,300,207	563,850	$8,416,801
Shares issued	79,700	1,303,832	141,100	2,302,662
Shares redeemed	(13,050)	(202,641)	(40,850)	(633,180)
Redemption value adjustment	—	1,077,175	—	1,392,290

Ending balance	664,100	$11,478,573	664,100	$11,478,573

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of gold owned by the Trust less the Trust’s expenses and liabilities divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated based on the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended September 30, 2012

The Trust’s net asset value grew from $9,300,206,928 at June 30, 2012 to $11,478,572,573 at September 30, 2012, a 23.42% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 597,450,000 Shares at June 30, 2012 to 664,100,000 Shares at September 30, 2012, a consequence of 79,700,000 Shares (1,594 Baskets) being created and 13,050,000 Shares (261 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the London PM Fix price, which rose 11.10% from $1,598.50 at June 30, 2012 to $1,776.00 at September 30, 2012.

The 10.98% rise in the Trust’s net asset value per Share from $15.57 at June 30, 2012 to $17.28 at September 30, 2012 is directly related to the 11.10% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $6,250,518 for the quarter, or 0.06% of the Trust’s average weighted assets of $9,972,426,656 during the quarter. The net asset value per Share of $17.37 on September 21, 2012 was the highest during the quarter, compared with a low during the quarter of $15.15 on July 12, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2012 was $38,965,332, resulting from a net gain of $1,361,710 on the sales of gold to pay expenses and a net gain of $43,854,140 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $6,250,518. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2012

The Trust’s net asset value grew from $8,416,800,552 at December 31, 2011 to $11,478,572,573 at September 30, 2012, a 36.38% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 563,850,000 Shares at December 31, 2011 to 664,100,000 Shares at September 30, 2012, a consequence of 141,100,000 Shares (2,822 Baskets) being created and 40,850,000 Shares (817 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the London PM Fix price, which rose from $1,531.00 at December 31, 2011 to $1,776.00 at September 30, 2012.

The 15.74% rise in the Trust’s net asset value per Share from $14.93 at December 31, 2011 to $17.28 at September 30, 2012 is directly related to the 16.00% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,023,767 for the period, or 0.19% of the Trust’s average weighted assets of $9,641,576,945 during the period. The net asset value per Share of $17.37 on September 21, 2012 was the highest during the period, compared with a low during the period of $15.00 on May 30, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2012 was $127,568,204, resulting from a net gain of $4,523,834 on the sales of gold to pay expenses and a net gain of $141,068,137 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $18,023,767. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	13,050,000 Shares (261 Baskets) were redeemed during the quarter ended September 30, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/12 to 07/31/12	9,300,000	0.0097
08/01/12 to 08/31/12	3,750,000	0.0097
09/01/12 to 09/30/12	—	—

Total	13,050,000	0.0097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

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

Date: November 8, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.