Form 10-K
period 2012-12-31
ISHARES GOLD TRUST
filed 2013-02-28
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32418

iShares® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares® Delaware Trust Sponsor LLC

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the shares held by non-affiliates was approximately $9,296,322,000.

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

The sponsor of the Trust is iShares® Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. Prior to November 16, 2012, BlackRock Asset Management International Inc. was the sponsor of the Trust. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $8,416,800,552 at December 31, 2011 to $11,645,298,468 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 563,850,000 Shares outstanding at December 31, 2011 to 719,550,000 Shares outstanding at December 31, 2012.

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

Secondary Market Trading

While the objective of the Trust is for the value of the Shares to reflect, at any given time, the price of gold owned by the Trust at that time less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the Trust’s gold at the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”) unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Once the value of the gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale.

The Sponsor earned $25,361,887 for the year ended December 31, 2012.

Deposit of Gold; Issuance of Baskets of Shares

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Newedge Group USA, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the London Bullion Market Association (“LBMA”).

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Gold can be delivered to the Custodian in the vicinity of New York City (United States), Toronto (Canada), London (England) or at other locations that may be authorized in the future.

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.25%), in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above, an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to limitations under applicable provisions of the Code.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of gold bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

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

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•

Large sales, including those by the official sector (governments, central banks and related institutions), which owns a significant portion of the aggregate world holdings. If one or more of these institutions decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.

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

A decrease in the amount of gold represented by each Share results in a decrease in its price even if the price of gold has not changed. To retain the Share’s original price, the price of gold has to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in Shares.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV.

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

The Custodian is responsible to the Trust for loss or damage to the Trust’s gold only under limited circumstances. The agreement with the Custodian contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

The Custodian has no obligation to replace any gold lost under circumstances for which the Custodian is liable to the Trust. The Custodian’s liability to the Trust, if any, will be limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default, or at the time of the act or omission giving rise to the claim for indemnification.

In addition, because the Custodian agreement is governed by English law, any rights which the holders of the Shares may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custodian agreement, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

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

Under the trust agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, the Custodian agreement provides for indemnification of the Custodian by the Trust, under certain circumstances. That means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008, the Shares commenced trading on NYSE Arca under the symbol “IAU.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “IAU,” since their initial public offering on January 21, 2005.

For each of the quarters during the fiscal years ended December 31, 2012 and 2011, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$17.41	$15.64	$14.06	$12.82
Second Quarter	$16.34	$14.99	$15.27	$13.95
Third Quarter	$17.30	$15.27	$18.50	$14.52
Fourth Quarter	$17.44	$16.05	$17.54	$15.07

The number of Shareholders of record of the registrant as of January 31, 2013 was approximately 753,608.

b) Not applicable.

c) 3,850,000 Shares (77 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/12 to 10/31/12	1,250,000	0.0097
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	2,600,000	0.0097

Total	3,850,000	0.0097

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2012	2011	2010*	2009*	2008*
Total assets	$9,315,055	$6,572,102	$3,568,036	$1,914,867	$1,448,373
Total gain on sales and distributions of gold	$161,694	$277,476	$43,409	$70,067	$82,241
Net income	$136,332	$258,847	$32,297	$60,970	$75,276
Weighted-average Shares outstanding	624,899,044	481,399,041	295,602,603	236,867,123	202,500,000
Net income per Share	$0.22	$0.54	$0.11	$0.26	$0.37
Net cash flows	$—	$—	$—	$—	$—

*	Share and per Share amounts were adjusted to reflect a ten-for-one share split for Shareholders of record on the close of business on June 21, 2010, payable after the close of trading on June 23, 2010.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Third Amended and Restated Depositary Trust Agreement (as amended, the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian, as an agent of the Trust responsible only to the Trustee.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the Trust’s gold using that day’s London PM Fix. If there is no announced London PM Fix on a business day, the Trustee is authorized to use that day’s London AM Fix. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily London PM Fix for the period from December 2007 through December 2012:

Results of Operations

The Year Ended December 31, 2012

The Trust’s net asset value grew from $8,416,800,552 at December 31, 2011 to $11,645,298,468 at December 31, 2012, a 38.36% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 563,850,000 Shares at December 31, 2011 to 719,550,000 Shares at December 31, 2012, a consequence of 200,400,000 Shares (4,008 Baskets) being created and 44,700,000 Shares (894 Baskets) being redeemed during the year. The Trust’s net asset value also benefited from an increase in the London PM Fix price, which rose 8.69% from $1,531.00 at December 31, 2011 to $1,664.00 at December 31, 2012.

The 8.37% rise in the Trust’s net asset value per Share from $14.93 at December 31, 2011 to $16.18 at December 31, 2012 is directly related to the 8.69% increase in the London PM Fix.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $25,361,887 for the year, or 0.25% of the Trust’s average weighted net assets of $10,153,608,726 during the year. The net asset value per Share of $17.44 on October 4, 2012 was the highest during the year, compared with a low of $15.00 on May 30, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2012 was $136,332,236, resulting from a net gain of $6,262,712 on the sales of gold to pay expenses and a net gain of $155,431,411 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $25,361,887. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2012.

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the adjusted net asset value of the Trust. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the adjusted net asset value of the Trust. Had the Sponsor’s fee continued to be accrued daily at an annualized rate of 0.40%, the Sponsor’s fee accrued on the income statement for the year ended December 31, 2012 would have been higher by $15,217,132.

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

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,629,140 for the year, or 0.25% of the Trust’s average weighted assets of $7,460,147,918 during the year. The net asset value per Share of $18.49 on September 6, 2011 was the highest during the year, compared with a low of $12.89 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

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

The Trust’s net asset value per Share rose slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $11,112,448 for the year, or 0.31% of the Trust’s average weighted net assets of $3,573,418,318 during the year. The net asset value per Share of $13.84 on December 6, 2010 was the highest during the year, compared with a low of $10.31 on February 5, 2010, based on the COMEX Spot Settlement Price on such dates. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenue
Proceeds from sales of gold to pay expenses	$5,851	$5,973	$5,909	$7,082	$24,815
Cost of gold sold to pay expenses	(4,215)	(4,447)	(4,547)	(5,343)	(18,552)

Gain on sales of gold to pay expenses	1,636	1,526	1,362	1,739	6,263
Gain on gold distributed for the redemption of Shares	21,348	75,866	43,854	14,363	155,431

Total gain on sales and distributions of gold	22,984	77,392	45,216	16,102	161,694
Expenses
Sponsor’s fees	(5,992)	(5,781)	(6,251)	(7,338)	(25,362)

Total expenses	(5,992)	(5,781)	(6,251)	(7,338)	(25,362)

Net income	$16,992	$71,611	$38,965	$8,764	$136,332

Net income per Share	$0.03	$0.12	$0.06	$0.01	$0.22
Weighted-average Shares outstanding	587,501,648	592,018,132	619,476,630	699,835,870	624,899,044

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Revenue
Proceeds from sales of gold to pay expenses	$3,114	$3,876	$4,991	$5,777	$17,758
Cost of gold sold to pay expenses	(2,158)	(2,667)	(3,372)	(3,991)	(12,188)

Gain on sales of gold to pay expenses	956	1,209	1,619	1,786	5,570
Gain on gold distributed for the redemption of Shares	98,296	31,378	120,642	21,590	271,906

Total gain on sales and distributions of gold	99,252	32,587	122,261	23,376	277,476
Expenses
Sponsor’s fees	(3,234)	(4,115)	(5,539)	(5,741)	(18,629)

Total expenses	(3,234)	(4,115)	(5,539)	(5,741)	(18,629)

Net income	$96,018	$28,472	$116,722	$17,635	$258,847

Net income per Share	$0.25	$0.06	$0.22	$0.03	$0.54
Weighted-average Shares outstanding	387,597,778	450,335,714	529,401,087	555,884,783	481,399,041

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-9 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

On February 28, 2013, the Sponsor and the Trustee executed the Third Amended and Restated Depositary Trust Agreement filed on Exhibit 4.1 to this report to:

i.	consolidate in a single document the Second Amended and Restated Depositary Trust Agreement and the first amendment thereto;

ii.	amend Sections 4.1 and 4.3 of the Trust Agreement to

(a)	clarify language related to timing of evaluation of create and redeem activity; and

(b)	consistent with standard industry practice, eliminate the requirement that the computation of net asset value and net asset value per share, for the purposes of Section 4.3, be made in compliance with generally accepted accounting principles in the United States; and

iii.	add to Section 5.8 of the Trust Agreement the provision that the computation of the Sponsor’s fee shall be made in the manner instructed by the Sponsor.

The Third Amended and Restated Depositary Trust Agreement is effective as of February 28, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit fees	$61,425	$63,001
Audit-related fees	1,500	—
Tax fees	—	—
All other fees	—	—

	$62,925	$63,001

(5) Blackrock Asset Management International Inc., the sponsor of the registrant until November 16, 2012, had no board of directors (and, therefore, no audit committee) and no policies or procedures for the approval of fees to the registrant’s auditors. Following the change of sponsor, the Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Third Amended and Restated Depositary Trust Agreement, filed herewith

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

10.3	First Amendment to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

10.4	Assignment, Delegation and Assumption Agreement between BlackRock Asset Management International Inc. and iShares® Delaware Trust Sponsor LLC is incorporated by reference to Exhibit 10.4 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-184325 on November 16, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares® Gold Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Gold Trust (“the Trust”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2013

iShares® Gold Trust

Balance Sheets

At December 31, 2012 and 2011

	December 31,
(Dollar amounts in $000’s)	2012	2011
ASSETS
Current assets
Gold bullion inventory (fair value of $11,647,783 and $8,418,739, respectively)	$9,315,055	$6,629,203
Payable for capital Shares redeemed	—	(57,101)

TOTAL ASSETS	$9,315,055	$6,572,102

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,485	$1,938

Total liabilities	2,485	1,938

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 719,550,000 issued and outstanding at December 31, 2012 and 563,850,000 issued and outstanding at December 31, 2011	11,645,298	8,416,801
Shareholders’ equity (deficit)	(2,332,728)	(1,846,637)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$9,315,055	$6,572,102

See notes to financial statements.

iShares® Gold Trust

Income Statements

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2010
Revenue
Proceeds from sales of gold to pay expenses	$24,815	$17,758	$11,051
Cost of gold sold to pay expenses	(18,552)	(12,188)	(7,353)

Gain on sales of gold to pay expenses	6,263	5,570	3,698
Gain on gold distributed for the redemption of Shares	155,431	271,906	39,711

Total gain on sales and distributions of gold	161,694	277,476	43,409
Expenses
Sponsor’s fees	(25,362)	(18,629)	(11,112)

Total expenses	(25,362)	(18,629)	(11,112)

NET INCOME	$136,332	$258,847	$32,297

Net income per Share (Note 2C)	$0.22	$0.54	$0.11
Weighted-average Shares outstanding (Note 2C)	624,899,044	481,399,041	295,602,603

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s)	2012	2011	2010
Shareholders’ equity (deficit) – beginning of period	$(1,846,637)	$(1,748,981)	$(878,372)
Net income	136,332	258,847	32,297
Adjustment of redeemable capital Shares to redemption value	(622,423)	(356,503)	(902,906)

Shareholders’ equity (deficit) – end of period	$(2,332,728)	$(1,846,637)	$(1,748,981)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$24,815	$17,758	$11,051
Expenses – Sponsor’s fees paid	(24,815)	(17,758)	(11,051)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$136,332	$258,847	$32,297
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(155,431)	(271,906)	(39,711)
Cost of gold sold to pay expenses	18,552	12,188	7,353
Increase in Sponsor’s fees payable	547	871	61

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares (Note 2B)	$3,303,091	$3,660,287	$1,748,964
Carrying value of gold distributed for redemption of Shares, at average cost (Note 2B)	$(541,586)	$(644,033)	$(88,442)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

December 31, 2012

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. Prior to September 2, 2010, the Trust was known as iShares® COMEX® Gold Trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). Prior to November 16, 2012, the Trust’s sponsor was BlackRock Asset Management International Inc., a Delaware corporation. The Trust is governed by the Third Amended and Restated Depositary Trust Agreement (as amended, the “Trust Agreement”) by the Trustee and the Sponsor. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of gold should be written down. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”). Prior to December 9, 2010, the fair value of the gold bullion was based on the Commodity Exchange, Inc. (“COMEX”) settlement price for the spot month gold futures contract, which at any time is the contract then closest to maturity. The change to the London PM Fix from the COMEX settlement price was due to the London PM Fix being a more widely followed and recognized benchmark for the price of gold.

The following table summarizes activity in gold bullion for the years ended December 31, 2012, 2011 and 2010 (all balances in 000’s):

December 31, 2012	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	1,951.2	3,303,091	3,303,091	—
Gold distributed	(435.3)	(541,586)	(697,017)	155,431
Gold sold	(14.8)	(18,552)	(24,815)	6,263
Adjustment for realized gain	—	—	161,694	—
Adjustment for unrealized gain on gold bullion	—	—	486,091	—

Ending balance	6,999.9	$9,315,055	$11,647,783	$161,694

December 31, 2011	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,783.0	$3,568,036	$5,317,017	$—
Gold contributed	2,333.9	3,660,287	3,660,287	—
Gold distributed	(606.8)	(644,033)	(915,939)	271,906
Gold sold	(11.3)	(12,188)	(17,758)	5,570
Adjustment for realized gain	—	—	277,476	—
Adjustment for unrealized gain on gold bullion	—	—	97,656	—

Ending balance	5,498.8	$6,572,102	$8,418,739	$277,476

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,550.4	$1,914,867	$2,793,239	$—
Gold contributed	1,359.3	1,748,964	1,748,964	—
Gold distributed	(117.6)	(88,442)	(128,153)	39,711
Gold sold	(9.1)	(7,353)	(11,051)	3,698
Adjustment for realized gain	—	—	43,409	—
Adjustment for unrealized gain on gold bullion	—	—	870,609	—

Ending balance	3,783.0	$3,568,036	$5,317,017	$43,409

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares for the years ended December 31, 2012, 2011 and 2010 was as follows (all balances in 000’s):

	Years ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	563,850	$8,416,801	386,950	$5,315,950	260,000	$2,792,233
Shares issued	200,400	3,303,091	239,050	3,660,287	138,950	1,748,964
Shares redeemed	(44,700)	(697,017)	(62,150)	(915,939)	(12,000)	(128,153)
Redemption value adjustment	—	622,423	—	356,503	—	902,906

Ending balance	719,550	$11,645,298	563,850	$8,416,801	386,950	$5,315,950

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the net asset value of the Trust, paid monthly in arrears. Prior to July 1, 2010, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.40% of the net asset value of the Trust. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

6 - Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (government, central banks, and related institutions), an increase in the hedging activities of gold producers, and changes in the attitude towards gold of speculators, investors and other market participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC
Sponsor of the iShares® Gold Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Patrick J. Dunne
Patrick J. Dunne
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 28, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2013

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: February 28, 2013

/s/ Peter F. Landini
Peter F. Landini
Director

Date: February 28, 2013

/s/ Kimun Lee
Kimun Lee
Director

Date: February 28, 2013

/s/ Manish Mehta
Manish Mehta
Director

Date: February 28, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.