Form 10-Q
period 2013-03-31
ISHARES GOLD TRUST
filed 2013-05-09
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets (Unaudited)

At March 31, 2013 and December 31, 2012

(Dollar amounts in $000’s)	March 31, 2013	December 31, 2012
ASSETS
Current assets
Gold bullion inventory (fair value of $10,901,704 and $11,647,783, respectively)	$9,131,393	$9,315,055
Payable for capital Shares redeemed	(18,336)	—
Receivable for capital Shares sold	77,727	—

TOTAL ASSETS	$9,190,784	$9,315,055

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,314	$2,485

Total liabilities	2,314	2,485

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 701,600,000 issued and outstanding at March 31, 2013 and 719,550,000 issued and outstanding at December 31, 2012	10,899,390	11,645,298
Shareholders’ equity (deficit)	(1,710,920)	(2,332,728)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$9,190,784	$9,315,055

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012
Revenue
Proceeds from sales of gold to pay expenses	$7,189	$5,851
Cost of gold sold to pay expenses	(5,819)	(4,215)

Gain on sales of gold to pay expenses	1,370	1,636
Gain on gold distributed for the redemption of Shares	150,642	21,348

Total gain on sales and distributions of gold	152,012	22,984
Expenses
Sponsor’s fees	(7,018)	(5,992)

Total expenses	(7,018)	(5,992)

NET INCOME	$144,994	$16,992

Net income per Share	$0.20	$0.03
Weighted-average Shares outstanding	717,346,111	587,501,648

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2013

and the year ended December 31, 2012

(Dollar amounts in $000’s)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(2,332,728)	$(1,846,637)
Net income	144,994	136,332
Adjustment of redeemable capital Shares to redemption value	476,814	(622,423)

Shareholders’ equity (deficit) – end of period	$(1,710,920)	$(2,332,728)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$7,189	$5,851
Expenses – Sponsor’s fees paid	(7,189)	(5,851)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$144,994	$16,992
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(150,642)	(21,348)
Cost of gold sold to pay expenses	5,819	4,215
Increase (decrease) in Sponsor’s fees payable	(171)	141

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$672,521	$630,526
Carrying value of gold distributed for redemption of Shares, at average cost	$(790,973)	$(61,018)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2013

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The objective of the Trust is for the value of its Shares to reflect, at any given time, the price of gold owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

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

The following table summarizes activity in gold bullion for the three months ended March 31, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	415.6	672,521	672,521	—
Gold distributed	(590.1)	(790,973)	(941,615)	150,642
Gold sold	(4.4)	(5,819)	(7,189)	1,370
Adjustment for realized gain	—	—	152,012	—
Adjustment for unrealized loss on gold bullion	—	—	(621,808)	—

Ending balance	6,821.0	$9,190,784	$10,901,704	$152,012

The following table summarizes activity in gold bullion for the year ended December 31, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	1,951.2	3,303,091	3,303,091	—
Gold distributed	(435.3)	(541,586)	(697,017)	155,431
Gold sold	(14.8)	(18,552)	(24,815)	6,263
Adjustment for realized gain	—	—	161,694	—
Adjustment for unrealized gain on gold bullion	—	—	486,091	—

Ending balance	6,999.9	$9,315,055	$11,647,783	$161,694

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Shares	Amount	Shares	Amount
Beginning balance	719,550	$11,645,298	563,850	$8,416,801
Shares issued	42,750	672,521	200,400	3,303,091
Shares redeemed	(60,700)	(941,615)	(44,700)	(697,017)
Redemption value adjustment	—	(476,814)	—	622,423

Ending balance	701,600	$10,899,390	719,550	$11,645,298

D.	Federal Income Taxes

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

Introduction

The iShares® Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares® Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price fixed by the London Gold Market Fixing Ltd. in the afternoon (London time) of the day the valuation takes place (such price, the “London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2013

The Trust’s net asset value fell from $11,645,298,468 at December 31, 2012 to $10,899,389,705 at March 31, 2013, a 6.41% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London PM Fix price, which fell 3.95% from $1,664.00 at December 31, 2012 to $1,598.25 at March 31, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 719,550,000 Shares at December 31, 2012 to 701,600,000 Shares at March 31, 2013, a consequence of 42,750,000 Shares (855 Baskets) being created and 60,700,000 Shares (1,214 Baskets) being redeemed during the quarter.

The 3.96% decline in the Trust’s net asset value per Share from $16.18 at December 31, 2012 to $15.54 at March 31, 2013 is directly related to the 3.95% decrease in the London PM Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $7,018,255 for the quarter, or 0.06% of the Trust’s average weighted assets of $11,376,876,764 during the quarter. The net asset value per Share of $16.47 on January 2, 2013 was the highest during the quarter, compared with a low during the quarter of $15.30 on March 6, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2013 was $144,993,654, resulting from a net gain of $1,370,075 on the sales of gold to pay expenses and a net gain of $150,641,834 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $7,018,255. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February  28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	60,700,000 Shares (1,214 Baskets) were redeemed during the quarter ended March 31, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/13 to 01/31/13	1,500,000	0.0097
02/01/13 to 02/28/13	22,200,000	0.0097
03/01/13 to 03/31/13	37,000,000	0.0097

Total	60,700,000	0.0097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Third Amended and Restated Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.3	First Amendment to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

10.4	Assignment, Delegation and Assumption Agreement between BlackRock Asset Management International Inc. and iShares® Delaware Trust Sponsor LLC is incorporated by reference to Exhibit 10.4 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-184325 on November 16, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC
Sponsor of the iShares® Gold Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.