Form 10-Q
period 2013-06-30
ISHARES GOLD TRUST
filed 2013-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets (Unaudited)

At June 30, 2013 and December 31, 2012

(Dollar amounts in $000’s)	June 30, 2013	December 31, 2012
ASSETS
Current assets
Gold bullion inventory (fair value of $6,861,395 and $11,647,783, respectively)	$7,756,023	$9,315,055
Market value reserve (Note 2B)	(894,628)	—

TOTAL ASSETS	$6,861,395	$9,315,055

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,645	$2,485

Total liabilities	1,645	2,485

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 592,450,000 issued and outstanding at June 30, 2013 and 719,550,000 issued and outstanding at December 31, 2012	6,859,750	11,645,298
Shareholders’ equity (deficit)	—	(2,332,728)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,861,395	$9,315,055

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012	2013	2012
Revenue
Proceeds from sales of gold to pay expenses	$6,195	$5,973	$13,384	$11,824
Cost of gold sold to pay expenses	(5,627)	(4,447)	(11,446)	(8,662)

Gain on sales of gold to pay expenses	568	1,526	1,938	3,162
Gain on gold distributed for the redemption of Shares	54,319	75,866	204,961	97,214

Total gain on sales and distributions of gold	54,887	77,392	206,899	100,376
Expenses
Sponsor’s fees	(5,526)	(5,781)	(12,544)	(11,773)
Market value reserve (Note 2B)	(894,628)	—	(894,628)	—

Total expenses	(900,154)	(5,781)	(907,172)	(11,773)

NET INCOME (LOSS)	$(845,267)	$71,611	$(700,273)	$88,603

Net income (loss) per Share	$(1.33)	$0.12	$(1.03)	$0.15
Weighted-average Shares outstanding	637,836,264	592,018,132	677,371,547	589,759,890

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2013

and the year ended December 31, 2012

(Dollar amounts in $000’s)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(2,332,728)	$(1,846,637)
Net income (loss)	(700,273)	136,332
Adjustment of redeemable capital Shares to redemption value	3,033,001	(622,423)

Shareholders’ equity (deficit) – end of period	$—	$(2,332,728)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$13,384	$11,824
Expenses – Sponsor’s fees paid	(13,384)	(11,824)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(700,273)	$88,603
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(204,961)	(97,214)
Cost of gold sold to pay expenses	11,446	8,662
Decrease in Sponsor’s fees payable	(840)	(51)
Market value reserve (Note 2B)	894,628	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$672,521	$998,830
Carrying value of gold distributed for redemption of Shares, at average cost	$(2,220,107)	$(333,325)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2013

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013.

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

The following table summarizes activity in gold bullion for the three months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,821.0	$9,190,784	$10,901,704	$—
Gold contributed	—	—	—	—
Gold distributed	(1,060.7)	(1,429,134)	(1,483,453)	54,319
Gold sold	(4.1)	(5,627)	(6,195)	568
Adjustment for realized gain	—	—	54,887	—
Adjustment for unrealized loss on gold bullion	—	—	(2,605,548)	—
Market value reserve	—	(894,628)	—	—

Ending balance	5,756.2	$6,861,395	$6,861,395	$54,887

The following table summarizes activity in gold bullion for the six months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	415.6	672,521	672,521	—
Gold distributed	(1,650.8)	(2,220,107)	(2,425,068)	204,961
Gold sold	(8.5)	(11,446)	(13,384)	1,938
Adjustment for realized gain	—	—	206,899	—
Adjustment for unrealized loss on gold bullion	—	—	(3,227,356)	—
Market value reserve	—	(894,628)	—	—

Ending balance	5,756.2	$6,861,395	$6,861,395	$206,899

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Shares	Amount	Shares	Amount
Beginning balance	701,600	$10,899,390	719,550	$11,645,298
Shares issued	—	—	42,750	672,521
Shares redeemed	(109,150)	(1,483,453)	(169,850)	(2,425,068)
Redemption value adjustment	—	(2,556,187)	—	(3,033,001)

Ending balance	592,450	$6,859,750	592,450	$6,859,750

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of June 30, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

E.	Recent Accounting Standard

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for the Trust for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements.

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

Results of Operations

The Quarter Ended June 30, 2013

The Trust’s net asset value fell from $10,899,389,705 at March 31, 2013 to $6,859,750,291 at June 30, 2013, a 37.06% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London PM Fix price, which fell 25.42% from $1,598.25 at March 31, 2013 to $1,192.00 at June 30, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 701,600,000 Shares at March 31, 2013 to 592,450,000 Shares at June 30, 2013, a consequence of 109,150,000 Shares (2,183 Baskets) being redeemed during the quarter.

The 25.48% decline in the Trust’s net asset value per Share from $15.54 at March 31, 2013 to $11.58 at June 30, 2013 is directly related to the 25.42% decrease in the London PM Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $5,525,598 for the quarter, or 0.06% of the Trust’s average weighted assets of $8,819,825,041 during the quarter. The net asset value per Share of $15.53 on April 1, 2013 was the highest during the quarter, compared with a low during the quarter of $11.58 on June 28, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the quarter ended June 30, 2013 was $845,266,971, resulting from a net gain of $567,517 on the sales of gold to pay expenses and a net gain of $54,319,126 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $5,525,598 and the market value reserve of $894,628,016. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2013

The Trust’s net asset value fell from $11,645,298,468 at December 31, 2012 to $6,859,750,291 at June 30, 2013, a 41.09% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London PM Fix price, which fell 28.37% from $1,664.00 at December 31, 2012 to $1,192.00 at June 30, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 719,550,000 Shares at December 31, 2012 to 592,450,000 Shares at June 30, 2013, a consequence of 42,750,000 Shares (855 Baskets) being created and 169,850,000 Shares (3,397 Baskets) being redeemed during the period.

The 28.43% decline in the Trust’s net asset value per Share from $16.18 at December 31, 2012 to $11.58 at June 30, 2013 is directly related to the 28.37% decrease in the London PM Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $12,543,853 for the period, or 0.12% of the Trust’s average weighted assets of $10,091,286,783 during the period. The net asset value per Share of $16.47 on January 2, 2013 was the highest during the period, compared with a low during the period of $11.58 on June 28, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the six months ended June 30, 2013 was $700,273,317, resulting from a net gain of $1,937,592 on the sales of gold to pay expenses and a net gain of $204,960,960 on gold distributed for the redemption of Shares, offset by Sponsor’s fees of $12,543,853 and the market value reserve of $894,628,016. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February  28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	109,150,000 Shares (2,183 Baskets) were redeemed during the quarter ended June 30, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/13 to 04/30/13	54,750,000	0.0097
05/01/13 to 05/31/13	28,450,000	0.0097
06/01/13 to 06/30/13	25,950,000	0.0097

Total	109,150,000	0.0097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Third Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.1	First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on September 2, 2010

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 1 to Annual Report on Form 10-K filed by the registrant on November 12, 2008

10.3	First Amendment to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch, is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

10.4	Assignment, Delegation and Assumption Agreement between BlackRock Asset Management International Inc. and iShares® Delaware Trust Sponsor LLC is incorporated by reference to Exhibit 10.4 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-184325 on November 16, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.