Form 10-Q
period 2013-09-30
ISHARES GOLD TRUST
filed 2013-11-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30,	December 31,
(Dollar amounts in $000’s)	2013	2012
ASSETS
Current assets
Gold bullion inventory (fair value of $7,576,618 and $11,647,783, respectively)	$7,706,868	$9,315,055
Market value reserve (Note 2B)	(111,955)	—
Payable for capital Shares redeemed	(18,295)	—
TOTAL ASSETS	$7,576,618	$9,315,055

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,589	$2,485
Total liabilities	1,589	2,485

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 588,250,000 issued and outstanding at September 30, 2013 and 719,550,000 issued and outstanding at December 31, 2012	7,575,029	11,645,298
Shareholders’ equity (deficit)	—	(2,332,728)
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,576,618	$9,315,055

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012	2013	2012
Revenue
Proceeds from sales of gold to pay expenses	$4,846	$5,909	$18,230	$17,733
Cost of gold sold to pay expenses	(4,958)	(4,547)	(16,404)	(13,209)
Gain (loss) on sales of gold to pay expenses	(112)	1,362	1,826	4,524
Gain (loss) on gold distributed for the redemption of Shares	(10,448)	43,854	194,513	141,068
Total gain (loss) on sales and distributions of gold	(10,560)	45,216	196,339	145,592
Market value recovery (Note 2B)	782,673	—	782,673	—
Total revenue	772,113	45,216	979,012	145,592
Expenses
Sponsor’s fees	(4,790)	(6,251)	(17,334)	(18,024)
Market value reserve (Note 2B)	—	—	(894,628)	—
Total expenses	(4,790)	(6,251)	(911,962)	(18,024)
NET INCOME	$767,323	$38,965	$67,050	$127,568
Net income per Share	$1.30	$0.06	$0.10	$0.21
Weighted-average Shares outstanding	590,370,652	619,476,630	648,052,564	599,737,774

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2013 and the year ended December 31, 2012

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2013	December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(2,332,728)	$(1,846,637)
Net income	67,050	136,332
Adjustment of redeemable capital Shares to redemption value	2,265,678	(622,423)
Shareholders’ equity (deficit) – end of period	$—	$(2,332,728)

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold	$18,230	$17,733
Expenses – Sponsor’s fees paid	(18,230)	(17,733)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$67,050	$127,568
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on gold distributed for the redemption of Shares	(194,513)	(141,068)
Cost of gold sold to pay expenses	16,404	13,209
Market value recovery (Note 2B)	(782,673)	—
Market value reserve (Note 2B)	894,628	—
Change in operating assets and liabilities:
Sponsor’s fees payable	(896)	291
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Carrying value of gold received for creation of Shares	$847,967	$2,302,662
Carrying value of gold distributed for redemption of Shares, at average cost	$(2,458,045)	$(492,112)

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2013

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

For financial statement purposes, the gold bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination as to whether the reserve is recovered or whether the cost basis of gold should be written down. Gain or loss on sales of gold bullion is calculated on a trade date basis. Fair value of the gold bullion is based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (“London PM Fix”). If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation takes place (such price, the “London AM Fix”).

The following table summarizes activity in gold bullion for the three months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,756.2	$6,861,395	$6,861,395	$—
Gold contributed	135.9	175,446	175,446	—
Gold distributed	(176.7)	(237,938)	(227,490)	(10,448)
Gold sold	(3.7)	(4,958)	(4,846)	(112)
Adjustment for realized loss	—	—	(10,560)	—
Adjustment for unrealized gain on gold bullion	—	—	782,673	—
Market value recovery	—	782,673	—	—
Ending balance	5,711.7	$7,576,618	$7,576,618	$(10,560)

The following table summarizes activity in gold bullion for the nine months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	551.5	847,967	847,967	—
Gold distributed	(1,827.5)	(2,458,045)	(2,652,558)	194,513
Gold sold	(12.2)	(16,404)	(18,230)	1,826
Adjustment for realized gain	—	—	196,339	—
Adjustment for unrealized loss on gold bullion	—	—	(2,444,683)	—
Market value reserve	—	(894,628)	—	—
Market value recovery	—	782,673	—	—
Ending balance	5,711.7	$7,576,618	$7,576,618	$196,339

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Shares	Amount	Shares	Amount
Beginning balance	592,450	$6,859,750	719,550	$11,645,298
Shares issued	14,000	175,446	56,750	847,967
Shares redeemed	(18,200)	(227,490)	(188,050)	(2,652,558)
Redemption value adjustment	—	767,323	—	(2,265,678)
Ending balance	588,250	$7,575,029	588,250	$7,575,029

D.     Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of September 30, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Valuation of Gold Bullion

Gold bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London PM Fix. Should the market value of the gold bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the gold bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination as to whether the reserve is recovered or whether the cost basis of gold should be written down. As indicated above, the London PM Fix is also used to value gold bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares. If there is no announced London PM Fix on a business day, the Trustee is authorized to use the most recently announced London AM Fix.

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

Results of Operations

The Quarter Ended September 30, 2013

The Trust’s net asset value grew from $6,859,750,291 at June 30, 2013 to $7,575,028,876 at September 30, 2013, a 10.43% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London PM Fix price, which rose 11.28% from $1,192.00 at June 30, 2013 to $1,326.50 at September 30, 2013. The increase in the Trust's net asset was partially offset by a decrease in outstanding Shares, which fell from 592,450,000 Shares at June 30, 2013 to 588,250,000 Shares at September 30, 2013, a consequence of 14,000,000 Shares (280 Baskets) being created and 18,200,000 Shares (364 Baskets) being redeemed during the quarter.

The 11.23% rise in the Trust’s net asset value per Share from $11.58 at June 30, 2013 to $12.88 at September 30, 2013 is directly related to the 11.28% increase in the London PM Fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,790,265 for the quarter, or 0.06% of the Trust’s average weighted assets of $7,610,515,675 during the quarter. The net asset value per Share of $13.78 on August 28, 2013 was the highest during the quarter, compared with a low during the quarter of $11.78 on July 5, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2013 was $767,322,874, resulting from a net loss of $112,051 on the sales of gold to pay expenses, a net loss of $10,447,940 on gold distributed for the redemption of Shares and Sponsor’s fees of $4,790,265, offset by the market value recovery of $782,673,130. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2013

The Trust’s net asset value fell from $11,645,298,468 at December 31, 2012 to $7,575,028,876 at September 30, 2013, a 34.95% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London PM Fix price, which fell 20.28% from $1,664.00 at December 31, 2012 to $1,326.50 at September 30, 2013. The Trust's net asset value was also affected by a decrease in outstanding Shares, which fell from 719,550,000 Shares at December 31, 2012 to 588,250,000 Shares at September 30, 2013, a consequence of 56,750,000 Shares (1,135 Baskets) being created and 188,050,000 Shares (3,761 Baskets) being redeemed during the period.

The 20.40% decline in the Trust’s net asset value per Share from $16.18 at December 31, 2012 to $12.88 at September 30, 2013 is directly related to the 20.28% decrease in the London PM Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $17,334,118 for the period, or 0.19% of the Trust’s average weighted assets of $9,255,276,007 during the period. The net asset value per Share of $16.47 on January 2, 2013 was the highest during the period, compared with a low during the period of $11.58 on June 28, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2013 was $67,049,557, resulting from a net gain of $1,825,541 on the sales of gold to pay expenses, a net gain of $194,513,020 on gold distributed for the redemption of Shares and the market value recovery of $782,673,130, offset by Sponsor’s fees of $17,334,118 and the market value reserve of $894,628,016. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 18,200,000 Shares (364 Baskets) were redeemed during the quarter ended September 30, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/13 to 07/31/13	9,500,000	0.0097
08/01/13 to 08/31/13	4,000,000	0.0097
09/01/13 to 09/30/13	4,700,000	0.0097
Total	18,200,000	0.0097

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

Date: November 8, 2013

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 8, 2013

___________

* The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.