Form 10-Q
period 2014-06-30
ISHARES GOLD TRUST
filed 2014-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets (Unaudited)

At June 30, 2014 and December 31, 2013

(Dollar amounts in $000’s, except for per Share amounts)	June 30, 2014		December 31, 2013
ASSETS
Current assets
Investment in gold bullion	$6,965,884	(a)	$—
Gold bullion inventory	—		6,329,194	(b)
Payable for capital Shares redeemed	—		(56,772)
TOTAL ASSETS	$6,965,884		$6,272,422

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,377		$1,393
Total liabilities	1,377		1,393

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,271,029
Shareholders’ equity (deficit)	6,964,507	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,965,884		$6,272,422

Shares issued and outstanding(d)	546,600,000		538,000,000
Net asset value per Share(e)	$12.74

(a)     Presented at fair value at June 30, 2014 (cost: $6,387,552)

(b)     Presented at the lower of cost or market value at December 31, 2013 (fair value: $6,272,422). Please refer to Note 2C for accounting policy.

(c)     Represents net asset value. Please refer to Note 2D.

(d)     No par value, unlimited amount authorized.

(e)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of net asset value per Share is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2014	2013	2014	2013
Revenue
Proceeds from sales of gold bullion inventory to pay expenses	$—	$6,195	$—	$13,384
Cost of gold bullion inventory sold to pay expenses	—	(5,627)	—	(11,446)
Gain on sales of gold bullion inventory to pay expenses	—	568	—	1,938
Gain on gold bullion distributed for the redemption of Shares	—	54,319	—	204,961
Total gain on sales and distributions of gold bullion	—	54,887	—	206,899
Adjustment to gold bullion inventory(a)(b)	—	(894,628)	—	(894,628)
Total loss on gold bullion	—	(839,741)	—	(687,729)
Expenses
Sponsor’s fees	4,231	5,526	8,415	12,544
Total expenses(b)	4,231	5,526	8,415	12,544
Net investment loss(c)	(4,231)		(8,415)
Net Realized and Unrealized Gain (Loss)
Net realized gain from investment in gold bullion sold to pay expenses	222	—	456	—
Net realized gain from gold bullion distributed for the redemptions of Shares	5,354	—	9,182	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	114,888	—	578,332	—
Net realized and unrealized gain	120,464	—	587,970	—
NET INCOME (LOSS)	$116,233	$(845,267)	$579,555	$(700,273)

Net income (loss) per Share	$0.21	$(1.33)	$1.07	$(1.03)
Weighted-average Shares outstanding	543,390,110	637,836,264	542,702,210	677,371,547

(a)     In connection with the lower of cost or market valuation standard for inventory, at June 30, 2013 a market value reserve was recorded against the carrying value of the Trust’s gold bullion inventory as a result of the market value of gold bullion held falling below its average cost. Please refer to Note 2C for accounting policy.

(b)     In connection with the annual reporting close for the year ended December 31, 2013, management determined the manner in which it had previously reported the market value reserve on the Trust’s gold bullion inventory within previously issued quarterly financial statements was incorrect. The recognition of a market value reserve to the Trust’s inventory at June 30, 2013, which represents the adjustment necessary to reflect the carrying value of gold bullion inventory to the lower of cost or market value, was incorrectly reported as an expense of the Trust in the previously issued quarterly financial statements. Management determined that, according to U.S. GAAP, adjustments to the carrying value of the Trust’s gold bullion inventory should be reflected against the revenues such inventory generates. For the three months ended June 30, 2013 and six months ended June 30, 2013, total gain (loss) on gold was overstated by $894,628,016 and total expenses were overstated by the same amount in the previously issued quarterly financial statements. Management evaluated the impact of this correction to the previously issued financial statements and determined that the historical presentation of the inventory reserves did not materially misstate the previously issued quarterly financial statements; however, because of the amount involved with this adjustment, the presentation has been corrected, and the previously filed financial statements for the three and six months ended June 30, 2013 have been revised accordingly.

(c)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2014 and the year ended December 31, 2013

(Dollar amounts in $000’s)	Six Months Ended June 30, 2014		Year Ended December 31, 2013
Shareholders’ equity (deficit) – beginning of period(a)	$6,271,029	(b)	$(2,332,728)
Subscriptions	298,177		—
Redemptions	(184,254)		—
Net investment loss	(8,415)		—
Net realized gain from investment in gold bullion sold to pay expenses	456		—
Net realized gain from gold bullion distributed for the redemption of Shares	9,182		—
Net change in unrealized appreciation/depreciation on investment in gold bullion	578,332		—
Net loss	—		(628,066)
Adjustment of redeemable capital Shares to redemption value	—		2,960,794
Shareholders’ equity (deficit) – end of period	$6,964,507	(b)	$—

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold bullion inventory to pay expenses	$8,431	$13,384
Expenses – Sponsor’s fees paid	(8,431)	(13,384)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$579,555	$(700,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	8,431	—
Net realized gain from investment in gold bullion sold to pay expenses	(456)	—
Cost of gold bullion inventory sold to pay expenses	—	11,446
Net realized gain from gold bullion distributed for the redemptions of Shares	(9,182)	(204,961)
Net change in unrealized appreciation/depreciation on investment in gold bullion	(578,332)	—
Adjustment to gold bullion inventory(a)	—	894,628
Change in operating assets and liabilities:
Sponsor’s fees payable	(16)	(840)
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Gold bullion contributed for subscription of Shares(b)	$298,177	$672,521
Gold bullion distributed for redemption of Shares(b)	$(184,254)	$(2,220,107)

(a)     Previously reported as “market value reserve.” Please refer to Note 2C for accounting policy.

(b)     Presented at fair value for the six months ended June 30, 2014 and at cost for the six months ended June 30, 2013.

See notes to financial statements.

iShares® Gold Trust

Schedule of Investments(a) (Unaudited)

At June 30, 2014

(All Balances in 000’s)

Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Gold bullion	5,297.3	$6,387,552	$6,965,884	100.02%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2014

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

As a result of the prospective application at ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning

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
●

recognition of the change in unrealized appreciation or depreciation on investments in gold bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

●

Shares of the Trust are classified as “Shareholders’ equity,” representing the net asset value on the Balance Sheet, which was previously classified as “Redeemable capital Shares.” An adjustment was recorded at January 1, 2014 to reclassify the balance of redeemable capital Shares at December 31, 2013 into shareholders' equity as follows (all balances in 000’s):

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the three months ended June 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,311.4	$6,397,523	$6,860,967	$—
Gold bullion contributed	73.6	95,742	95,742	—
Gold bullion distributed	(84.3)	(101,571)	(106,925)	5,354
Gold bullion sold	(3.4)	(4,142)	(4,364)	222
Net realized gain on gold bullion	—	—	5,576	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	114,888	—
Ending balance	5,297.3	$6,387,552	$6,965,884	$5,576

The following table summarizes activity in gold bullion for the six months ended June 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	228.8	298,177	298,177	—
Gold bullion distributed	(145.4)	(175,072)	(184,254)	9,182
Gold bullion sold	(6.6)	(7,975)	(8,431)	456
Net realized gain on gold bullion	—	—	9,638	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	578,332	—
Ending balance	5,297.3	$6,387,552	$6,965,884	$9,638

The following table summarizes activity in gold bullion for the three months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,821.0	$9,190,784	$10,901,704	$—
Gold contributed	—	—	—	—
Gold distributed	(1,060.7)	(1,429,134)	(1,483,453)	54,319
Gold sold	(4.1)	(5,627)	(6,195)	568
Adjustment to gold bullion inventory(a)	—	(894,628)	—	—
Adjustment for realized gain	—	—	54,887	—
Adjustment for unrealized loss on gold bullion	—	—	(2,605,548)	—
Ending balance	5,756.2	$6,861,395	$6,861,395	$54,887

The following table summarizes activity in gold bullion for the six months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	415.6	672,521	672,521	—
Gold distributed	(1,650.8)	(2,220,107)	(2,425,068)	204,961
Gold sold	(8.5)	(11,446)	(13,384)	1,938
Adjustment to gold bullion inventory(a)	—	(894,628)	—	—
Adjustment for realized gain	—	—	206,899	—
Adjustment for unrealized loss on gold bullion	—	—	(3,227,356)	—
Ending balance	5,756.2	$6,861,395	$6,861,395	$206,899

(a)     Previously reported as “market value reserve.”

D.	Calculation of Net Asset Value

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

Share activity was as follows (all balances in 000’s):

	Six Months Ended June 30, 2014
	Shares	Amount
Shares issued	23,600	$298,177
Shares redeemed	(15,000)	(184,254)
Net increase (decrease)	8,600	$113,923

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

The Sponsor has reviewed the tax positions as of June 30, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks, and related institutions), an increase in the hedging activities of gold producers, and changes in the attitude of speculators, investors and other market participants towards gold.

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net asset value per Share, beginning of period	$12.52	$11.66

Net investment loss(a)	(0.01)	(0.02)
Net realized and unrealized gain(b)	0.23	1.10
Net increase in net assets from operations	0.22	1.08
Net asset value per Share, end of period	$12.74	$12.74

Total return, at net asset value(c)	1.76%	9.26%

Ratio to average net assets:
Net investment loss(d)	(0.25)%	(0.25)%
Expenses(d)	0.25%	0.25%

(a)     Based on average Shares outstanding during the period.

(b)      The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(d)     Percentage is annualized.

9 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Beginning January 1, 2014, the Trust’s policy is to value its investments at fair value.

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

At June 30, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

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

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust's expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used by the Trust because it is commonly used by the U.S. gold market as an indicator of the value of gold, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust. Please refer to Risk Factors under Part II, Item 1A of this report.

Results of Operations

The Quarter Ended June 30, 2014

The Trust’s net asset value grew from $6,859,456,971 at March 31, 2014 to $6,964,507,211 at June 30, 2014, a 1.53% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London fix price, which rose 1.80% from $1,291.75 at March 31, 2014 to $1,315.00 at June 30, 2014. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding Shares, which fell from 547,700,000 Shares at March 31, 2014 to 546,600,000 Shares at June 30, 2014, a consequence of 7,600,000 Shares (152 Baskets) being created and 8,700,000 Shares (174 Baskets) being redeemed during the quarter.

The 1.76% rise in the Trust’s net asset value per Share from $12.52 at March 31, 2014 to $12.74 at June 30, 2014 is directly related to the 1.80% increase in the London fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,231,120 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,790,182,396 during the quarter. The net asset value per Share of $12.85 on April 14, 2014 was the highest during the quarter, compared with a low during the quarter of $12.04 on June 3, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2014 was $116,233,310, resulting from a net investment loss of $4,231,120, a net realized gain of $221,970 from investment in gold bullion sold to pay expenses, a net realized gain of $5,354,019 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $114,888,441. Other than the Sponsor's fees of $4,231,120, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2014

The Trust’s net asset value grew from $6,271,029,069 at December 31, 2013 to $6,964,507,211 at June 30, 2014, a 11.06% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London fix price, which rose 9.45% from $1,201.50 at December 31, 2013 to $1,315.00 at June 30, 2014. The Trust’s net asset value also benefited from an increase in outstanding Shares, which rose from 538,000,000 Shares at December 31, 2013 to 546,600,000 Shares at June 30, 2014, a consequence of 23,600,000 Shares (472 Baskets) being created and 15,000,000 Shares (300 Baskets) being redeemed during the period.

The 9.26% rise in the Trust’s net asset value per Share from $11.66 at December 31, 2013 to $12.74 at June 30, 2014 is directly related to the 9.45% increase in the London fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $8,414,996 for the period, or 0.12% of the Trust’s average weighted assets of $6,791,937,227 during the period. The net asset value per Share of $13.43 on March 14, 2014 was the highest during the period, compared with a low during the period of $11.84 on January 8, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the six months ended June 30, 2014 was $579,555,003, resulting from a net investment loss of $8,414,996, a net realized gain of $455,988 from investment in gold bullion sold to pay expenses, a net realized gain of $9,181,874 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $578,332,137. Other than the Sponsor’s fees of $8,414,996, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, and included in the prospectus dated April 2, 2014, is hereby amended to add the following:

Changes in the administration of the London gold fix and any actual or perceived disruption of that benchmark may have an effect on the price of gold and, therefore, the value of your Shares.

The London PM Fix is currently a widely used reference price for determining the daily value of gold. On July 29, 2014, the London Bullion Market Association ("LBMA") and the London Gold Market Fixing Limited ("LGMFL") announced that in late August 2014, they will start soliciting proposals and market consultations with a view to appointing an independent third party to assume responsibility for the administration of the London gold fixing. According to the announcement, the LBMA and the LGMFL anticipate that the selection of the new administrator will be announced in late September 2014 and the implementation will be completed by the end of 2014.

These announcements follow press reports in March 2013 that the Commodity Futures Trading Commission (the "CFTC") was reviewing the transparency of the setting of prices of gold and silver in London, and the imposition in May 2014 by the UK's Financial Conduct Authority (the "FCA") of a £26 million fine on Barclays Bank plc (one of the participants in the daily London gold fixing) for its failure to implement adequate risk and conflicts of interest management systems in connection with the conduct of one of its traders who, during the afternoon fixing on June 28, 2012, placed and withdrew sell orders allegedly seeking to influence the fixing outcome.

Because the objective of the Trust is to reflect the performance of the price of gold, any actual disruption of market activities resulting in the discovery of the price of gold will have an effect on the value of the Shares. In addition, if there is a perception that the price of gold is susceptible to intentional disruption, or if the new administration proceedings to be announced by the LBMA and the LGMFL later this year are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In either event, the intervention of extraneous events disruptive of the normal interaction of supply and demand at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of a disruption of the London gold fix on the operations of the Trust include the potential for an incorrect valuation of the Trust's gold, an inaccurate computation of the Sponsor's fees, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this filing, the Sponsor does not have any reason to believe that the London PM Fix (used by the Trust for the daily valuation of its gold, the determination of the Sponsor's fee and the price of gold sold to cover Trust expenses) may not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust's governing documents to seek to replace the London PM Fix with a more reliable indicator of the value of the Trust's gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the London PM Fix to a new benchmark price will not adversely affect the price of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 8,700,000 Shares (174 Baskets) were redeemed during the quarter ended June 30, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/14 to 04/30/14	3,700,000	0.0097
05/01/14 to 05/31/14	2,000,000	0.0097
06/01/14 to 06/30/14	3,000,000	0.0097
Total	8,700,000	0.0097

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

Date: August 8, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: August 8, 2014

*      The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.