Form 10-Q
period 2014-09-30
ISHARES GOLD TRUST
filed 2014-11-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Balance Sheets (Unaudited)

At September 30, 2014 and December 31, 2013

	September 30,		December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014		2013
ASSETS
Current assets
Investment in gold bullion	$6,352,888	(a)	$—
Gold bullion inventory	—		6,329,194	(b)
Payable for capital Shares redeemed	—		(56,772)
TOTAL ASSETS	$6,352,888		$6,272,422

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,349		$1,393
Total liabilities	1,349		1,393

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,271,029
Shareholders’ equity (deficit)	6,351,539	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,352,888		$6,272,422

Shares issued and outstanding(d)	539,200,000		538,000,000
Net asset value per Share(e)	$11.78

(a)     Presented at fair value at September 30, 2014 (cost: $6,304,081).

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

See notes to financial statements.

iShares® Gold Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2014	2013	2014	2013
Revenue
Proceeds from sales of gold bullion inventory to pay expenses	$—	$4,846	$—	$18,230
Cost of gold bullion inventory sold to pay expenses	—	(4,958)	—	(16,404)
Gain (loss) on sales of gold bullion inventory to pay expenses	—	(112)	—	1,826
Gain (loss) on gold bullion distributed for the redemption of Shares	—	(10,448)	—	194,513
Total gain (loss) on sales and distributions of gold bullion	—	(10,560)	—	196,339
Adjustment to gold bullion inventory(a)(b)	—	782,673	—	(111,955)
Total gain on gold bullion	—	772,113	—	84,384
Expenses
Sponsor’s fees	4,293	4,790	12,708	17,334
Total expenses(b)	4,293	4,790	12,708	17,334
Net investment loss(c)	(4,293)		(12,708)
Net Realized and Unrealized Gain (Loss)
Net realized gain from investment in gold bullion sold to pay expenses	293	—	749	—
Net realized gain from gold bullion distributed for the redemption of Shares	5,830	—	15,012	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	(529,525)	—	48,807	—
Net realized and unrealized gain (loss)	(523,402)	—	64,568	—
NET INCOME (LOSS)	$(527,695)	$767,323	$51,860	$67,050

Net income (loss) per Share	$(0.96)	$1.30	$0.10	$0.10
Weighted-average Shares outstanding	548,120,652	590,370,652	544,528,205	648,052,564

(a)     In connection with the lower of cost or market valuation standard for inventory, at September 30, 2013 a market value recovery was recorded to partially offset the previously recorded market value reserve. Please refer to Note 2C for accounting policy.

(b)     In connection with the annual reporting close for the year ended December 31, 2013, management determined the manner in which it had previously reported the market value reserve on the Trust’s gold bullion inventory within previously issued interim financial statements was incorrect. The recognition of a market value reserve to the Trust’s inventory at September 30, 2013, which represents the adjustment necessary to reflect the carrying value of gold bullion inventory to the lower of cost or market value, was incorrectly reported as an expense of the Trust in the previously issued interim financial statements. Management determined that, according to U.S. GAAP, adjustments to the carrying value of the Trust’s gold bullion inventory should be reflected against the revenues such inventory generates. For the nine months ended September 30, 2013, total gain on gold was overstated by $894,628,016 and total expenses were overstated by the same amount in the previously issued interim financial statements. Management evaluated the impact of this correction to the previously issued financial statements and determined that the historical presentation of the inventory reserves did not materially misstate the previously issued interim financial statements; however, because of the amount involved with this adjustment, the presentation has been corrected, and the previously filed financial statements for the nine months ended September 30, 2013 have been revised accordingly.

(c)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2014 and the year ended December 31, 2013

	Nine Months Ended		Year Ended
(Dollar amounts in $000’s)	September 30, 2014		December 31, 2013
Shareholders’ equity (deficit) – beginning of period(a)	$6,271,029	(b)	$(2,332,728)
Subscriptions	389,402		—
Redemptions	(360,752)		—
Net investment loss	(12,708)		—
Net realized gain from investment in gold bullion sold to pay expenses	749		—
Net realized gain from gold bullion distributed for the redemption of Shares	15,012		—
Net change in unrealized appreciation/depreciation on investment in gold bullion	48,807		—
Net loss	—		(628,066)
Adjustment of redeemable capital Shares to redemption value	—		2,960,794
Shareholders’ equity (deficit) – end of period	$6,351,539	(b)	$—

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold bullion inventory to pay expenses	$12,752	$18,230
Expenses – Sponsor’s fees paid	(12,752)	(18,230)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$51,860	$67,050
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	12,752	—
Net realized gain from investment in gold bullion sold to pay expenses	(749)	—
Cost of gold bullion inventory sold to pay expenses	—	16,404
Net realized gain from gold bullion distributed for the redemption of Shares	(15,012)	(194,513)
Net change in unrealized appreciation/depreciation on investment in gold bullion	(48,807)	—
Adjustment to gold bullion inventory(a)	—	111,955
Change in operating assets and liabilities:
Sponsor’s fees payable	(44)	(896)
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Gold bullion contributed for subscription of Shares(b)	$389,402	$847,967
Gold bullion distributed for redemption of Shares(b)	$(360,752)	$(2,458,045)

(a)     Net value of amounts previously reported as “market value reserve” and “market value recovery.” Please refer to Note 2C for accounting policy.

(b)     Presented at fair value for the nine months ended September 30, 2014 and at cost for the nine months ended September 30, 2013.

 See notes to financial statements.

iShares® Gold Trust

Schedule of Investments(a) (Unaudited)

At September 30, 2014

(All Balances in 000’s)
Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Gold bullion	5,222.3	$6,304,081	$6,352,888	100.02%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2014

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
●

recognition of the change in unrealized appreciation or depreciation on investment in gold bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

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

ASU 2013-08 prescribes that an entity that qualifies as an investment company as a result of an assessment of its status shall account for the effect of the change in status prospectively from the date of the change in status and shall recognize any impact as a cumulative effect adjustment to the net asset value at the beginning of the period. No cumulative effect adjustment to net asset value was required to be recorded as a result of adopting ASU 2013-08 because the fair value of gold bullion held by the Trust equaled the cost of gold bullion held by the Trust at December 31, 2013 and therefore there was no accumulated shareholders’ equity (deficit).

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the three months ended September 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,297.3	$6,387,552	$6,965,884	$—
Gold bullion contributed	69.8	91,225	91,225	—
Gold bullion distributed	(141.4)	(170,668)	(176,498)	5,830
Gold bullion sold	(3.4)	(4,028)	(4,321)	293
Net realized gain on gold bullion	—	—	6,123	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	(529,525)	—
Ending balance	5,222.3	$6,304,081	$6,352,888	$6,123

The following table summarizes activity in gold bullion for the nine months ended September 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	298.6	389,402	389,402	—
Gold bullion distributed	(286.8)	(345,740)	(360,752)	15,012
Gold bullion sold	(10.0)	(12,003)	(12,752)	749
Net realized gain on gold bullion	—	—	15,761	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	48,807	—
Ending balance	5,222.3	$6,304,081	$6,352,888	$15,761

The following table summarizes activity in gold bullion for the three months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,756.2	$6,861,395	$6,861,395	$—
Gold contributed	135.9	175,446	175,446	—
Gold distributed	(176.7)	(237,938)	(227,490)	(10,448)
Gold sold	(3.7)	(4,958)	(4,846)	(112)
Adjustment to gold bullion inventory(a)	—	782,673	—	—
Adjustment for realized loss	—	—	(10,560)	—
Adjustment for unrealized gain on gold bullion	—	—	782,673	—
Ending balance	5,711.7	$7,576,618	$7,576,618	$(10,560)

The following table summarizes activity in gold bullion for the nine months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	551.5	847,967	847,967	—
Gold distributed	(1,827.5)	(2,458,045)	(2,652,558)	194,513
Gold sold	(12.2)	(16,404)	(18,230)	1,826
Adjustment to gold bullion inventory(b)	—	(111,955)	—	—
Adjustment for realized gain	—	—	196,339	—
Adjustment for unrealized loss on gold bullion	—	—	(2,444,683)	—
Ending balance	5,711.7	$7,576,618	$7,576,618	$196,339

(a)     Previously reported as "market value recovery."

(b)     Net value of amounts previously reported as “market value reserve” and “market value recovery.”

D.	Calculation of Net Asset Value

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

Share activity was as follows (all balances in 000’s):

	Nine Months Ended September 30, 2014
	Shares	Amount
Shares issued	30,800	$389,402
Shares redeemed	(29,600)	(360,752)
Net increase	1,200	$28,650

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

The Sponsor has reviewed the tax positions as of September 30, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net asset value per Share, beginning of period	$12.74	$11.66

Net investment loss(a)	(0.01)	(0.02)
Net realized and unrealized gain (loss)(b)	(0.95)	0.14
Net increase (decrease) in net assets from operations	(0.96)	0.12
Net asset value per Share, end of period	$11.78	$11.78

Total return, at net asset value(c)	(7.54)%	1.03%

Ratio to average net assets:
Net investment loss(d)	(0.25)%	(0.25)%
Expenses(d)	0.25%	0.25%

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

At September 30, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2014

The Trust’s net asset value fell from $6,964,507,211 at June 30, 2014 to $6,351,538,769 at September 30, 2014, an 8.80% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London fix price, which fell 7.49% from $1,315.00 at June 30, 2014 to $1,216.50 at September 30, 2014. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 546,600,000 Shares at June 30, 2014 to 539,200,000 Shares at September 30, 2014, a consequence of 7,200,000 Shares (144 Baskets) being created and 14,600,000 Shares (292 Baskets) being redeemed during the quarter.

The 7.54% decline in the Trust’s net asset value per Share from $12.74 at June 30, 2014 to $11.78 at September 30, 2014 is directly related to the 7.49% decrease in the London fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,292,633 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,804,187,138 during the quarter. The net asset value per Share of $12.99 on July 10, 2014 was the highest during the quarter, compared with a low during the quarter of $11.75 on September 22, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the quarter ended September 30, 2014 was $527,694,779, resulting from a net investment loss of $4,292,633, a net realized gain of $292,557 from investment in gold bullion sold to pay expenses, a net realized gain of $5,830,407 on gold bullion distributed for the redemption of Shares and a net changed in unrealized appreciation/depreciation on investment in gold bullion of $529,525,110. Other than the Sponsor’s fees of $4,292,633, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2014

The Trust’s net asset value grew from $6,271,029,069 at December 31, 2013 to $6,351,538,769 at September 30, 2014, a 1.28% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London fix price, which rose 1.25% from $1,201.50 at December 31, 2013 to $1,216.50 at September 30, 2014. The Trust’s net asset value also benefited from an increase in outstanding Shares, which rose from 538,000,000 Shares at December 31, 2013 to 539,200,000 Shares at September 30, 2014, a consequence of 30,800,000 Shares (616 Baskets) being created and 29,600,000 Shares (592 Baskets) being redeemed during the period.

The 1.03% rise in the Trust’s net asset value per Share from $11.66 at December 31, 2013 to $11.78 at September 30, 2014 is directly related to the 1.25% increase in the London fix price.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $12,707,629 for the period, or 0.19% of the Trust’s average weighted assets of $6,796,067,600 during the period. The net asset value per Share of $13.43 on March 14, 2014 was the highest during the period, compared with a low during the period of $11.75 on September 22, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2014 was $51,860,224, resulting from a net investment loss of $12,707,629, a net realized gain of $748,545 from investment in gold bullion sold to pay expenses, a net realized gain of $15,012,281 on gold bullion distributed for the redemption of Shares and a net changed in unrealized appreciation/depreciation on investment in gold bullion of $48,807,027. Other than the Sponsor’s fees of $12,707,629, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, is hereby amended to add the following:

Changes in the administration of the London gold fix and any actual or perceived disruption of that benchmark may have an effect on the price of gold and, therefore, the value of your Shares.

The London PM Fix is currently a widely used reference price for determining the daily value of gold. On July 29, 2014, the London Bullion Market Association (“LBMA”) and the London Gold Market Fixing Limited (“LGMFL”) announced that in late August 2014, they would start soliciting proposals and market consultations with a view to appointing an independent third party to assume responsibility for the administration of the London gold fixing. According to the original announcement, the LBMA and the LGMFL anticipated that the selection of the new administrator would be announced in late September 2014 and the implementation will be completed by the end of 2014. As of the date of this filing, the LBMA indicates in its website that ICE Benchmark Administration has been selected as the third-party administrator of the London Fix, and that implementation will be complete during the first quarter of 2015.

These announcements follow press reports in March 2013 that the Commodity Futures Trading Commission (the “CFTC”) was reviewing the transparency of the setting of prices of gold and silver in London, and the imposition in May 2014 by the UK’s Financial Conduct Authority (the “FCA”) of a £26 million fine on Barclays Bank plc (one of the participants in the daily London gold fixing) for its failure to implement adequate risk and conflicts of interest management systems in connection with the conduct of one of its traders who, during the afternoon fixing on June 28, 2012, placed and withdrew sell orders allegedly seeking to influence the fixing outcome.

Because the objective of the Trust is to reflect the performance of the price of gold, any actual disruption of market activities resulting in the discovery of the price of gold will have an effect on the value of the Shares. In addition, if there is a perception that the price of gold is susceptible to intentional disruption, or if the new administration proceedings to be announced by the LBMA and the LGMFL later this year are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In either case, the intervention of extraneous events disruptive of the normal interaction of supply and demand at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of a disruption of the London gold fix on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fees, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this filing, the Sponsor does not have any reason to believe that the London PM Fix (used by the Trust for the daily valuation of its gold, the determination of the Sponsor’s fee and the price of gold sold to cover Trust expenses) may not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the London PM Fix with a more reliable indicator of the value of the Trust’s gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the London PM Fix to a new benchmark price will not adversely affect the price of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 14,600,000 Shares (292 Baskets) were redeemed during the quarter ended September 30, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/14 to 07/31/14	1,500,000	0.0097
08/01/14 to 08/31/14	3,800,000	0.0097
09/01/14 to 09/30/14	9,300,000	0.0097
Total	14,600,000	0.0097

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

iShares® Delaware Trust Sponsor LLC,

Sponsor of the iShares® Gold Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date: November 7, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 7, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.