Form 10-K
period 2014-12-31
ISHARES GOLD TRUST
filed 2015-02-27
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $7,040,208,000.

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

The Trust’s net asset value fell from $6,271,029,069 at December 31, 2013 to $6,213,387,199 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 538,000,000 Shares outstanding at December 31, 2013 to 535,400,000 Shares outstanding at December 31, 2014.

The activities of the Trust are limited to (1) issuing Baskets of Shares in exchange for the gold deposited with the Custodian as consideration, (2) selling gold as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering gold in exchange for Baskets of Shares surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold.

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

Trust Objective

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the Trust at such time, less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Custody of the Trust’s Gold

The Custodian is responsible for safekeeping the Trust’s gold. The Custodian may keep the Trust’s gold at locations in New York, Toronto or London, or with the consent of the Trustee and the Sponsor, in other places. The Custodian may, at its own expense and risk, use sub-custodians to discharge its obligations to the Trust. The Custodian will remain responsible to the Trust for any gold held by any sub-custodian appointed by the Custodian to the same extent as if such gold were held by the Custodian itself.

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

The Custodian has agreed to permit to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on June 19, 2014 and December 5, 2014 issued their reports summarizing their findings. Such reports were posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s gold is warehoused once (in the quarter ended December 31, 2014).

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

Once the value of the gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interests.

The Sponsor earned $16,627,675 for the year ended December 31, 2014.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Newedge Group SA, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the London Bullion Market Association (“LBMA”).

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that gold can be delivered to the Custodian in New York, New York (United States), Toronto, Canada, London, England or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Gold Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit gold in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount at the time of the creation of the Trust was 5,000 fine ounces of gold. On June 24, 2010, after the ten-for-one share split that became effective on that date, the Basket Gold Amount was 489.368 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given business day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s London PM Fix. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

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

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account at the Custodian’s the corresponding amount of gold.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

A Shareholder that is not (i) a U.S. Shareholder as defined above or (ii) a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

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

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

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

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. In addition, a Shareholder that acquires its Shares as part of a creation of a Basket by the delivery to the Trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces), the subsequent redemption of its Shares for gold delivered by the Trust in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event, provided that the amount of gold received upon redemption contains the equivalent metallic content of the gold delivered upon creation, less amounts accrued or sold to pay the Trust’s expenses and other charges. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

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

3.8% Tax on Net Investment Income

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

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

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying gold for purposes of Code section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

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

The London PM Fix is currently a widely used reference price for determining the daily value of gold. On July 29, 2014, the LBMA and the London Gold Market Fixing Limited (“LGMFL”) announced that in late August 2014, they would start soliciting proposals and market consultations with a view to appointing an independent third party to assume responsibility for the administration of the London gold fixing. According to the original announcement, the LBMA and the LGMFL anticipated that the selection of the new administrator would be announced in late September 2014 and the implementation will be completed by the end of 2014. As of the date of this filing, the LBMA indicates in its website that ICE Benchmark Administration has been selected as the third-party administrator of the London Fix, and that implementation will be complete during the first quarter of 2015.

These announcements follow press reports in March 2013 that the U.S. Commodity Futures Trading Commission (the “CFTC”) was reviewing the transparency of the setting of prices of gold and silver in London, and the imposition in May 2014 by the UK’s Financial Conduct Authority (the “FCA”) of a £26 million fine on Barclays Bank plc (one of the participants in the daily London gold fixing) for its failure to implement adequate risk and conflicts of interest management systems in connection with the conduct of one of its traders who, during the afternoon fixing on June 28, 2012, placed and withdrew sell orders allegedly seeking to influence the fixing outcome.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●

Large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.

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

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s fee and Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Because the Trust does not have any income, it needs to sell gold to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

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

The Trust will have limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. Otherwise, the Trust will terminate automatically on January 19, 2045.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV.

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

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the U.S. Commodity Exchange Act (“CEA”), as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by a registered commodity pool operator with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

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

For each of the quarters during the fiscal years ended December 31, 2014 and 2013, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$13.40	$11.88	$16.45	$15.21
Second Quarter	12.88	12.04	15.55	11.65
Third Quarter	12.97	11.70	13.75	11.87
Fourth Quarter	12.08	11.06	13.13	11.54

The number of Shareholders of record of the registrant as of January 31, 2015 was approximately 286,246.

b) Not applicable.

c) 21,100,000 Shares (422 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/14 to 10/31/14	9,050,000	0.0097
11/01/14 to 11/30/14	3,600,000	0.0097
12/01/14 to 12/31/14	8,450,000	0.0097
Total	21,100,000	0.0097

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2014(a)	2013	2012	2011	2010(b)
Total assets	$6,214,710	$6,272,422	$9,315,055	$6,572,102	$3,568,036
Total gain (loss) on gold bullion	$—	$(606,324)	$161,694	$277,476	$43,409
Net realized gain on gold bullion	$14,369	$—	$—	$—	$—
Net income (loss)	$(42,417)	$(628,066)	$136,332	$258,847	$32,297
Weighted-average Shares outstanding	542,329,726	627,129,863	624,899,044	481,399,041	295,602,603
Net income (loss) per Share	$(0.08)	$(1.00)	$0.22	$0.54	$0.11
Net cash flows	$—	$—	$—	$—	$—

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

(b)     Share and per Share amounts were adjusted to reflect a ten-for-one share split for Shareholders of record on the close of business on June 21, 2010, payable after the close of trading on June 23, 2010.

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

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The London PM Fix is used by the Trust because it is commonly used by the U.S. gold market as an indicator of the value of gold, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of gold bullion other than the London PM Fix could result in materially different fair value pricing of the gold in the Trust. Please refer to Risk Factors under Part I, Item 1A of this report.

The following chart shows the daily London PM Fix for the period from December 2009 through December 2014:

London PM Fix Gold Prices (December 2009 - December 2014)
Prices in USD/oz
$2,000
$1,900
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14

Results of Operations

The Year Ended December 31, 2014

The Trust’s net asset value fell from $6,271,029,069 at December 31, 2013 to $6,213,387,199 at December 31, 2014, a 0.92% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 538,000,000 at December 31, 2013 to 535,400,000 at December 31, 2014, a consequence of 48,100,000 Shares (962 Baskets) being created and 50,700,000 Shares (1,014 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a decline in the London fix price, which fell from $1,201.50 at December 31, 2013 to $1,199.25 at December 31, 2014.

The 0.43% decline in the Trust’s net asset value per Share from $11.66 at December 31, 2013 to $11.61 at December 31, 2014 is directly related to the 0.19% decrease in the London fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $16,627,675 for the year, or 0.25% of the Trust’s average weighted assets of $6,650,903,454 during the year. The net asset value per Share of $13.43 on March 14, 2014 was the highest during the year, compared with a low of $11.06 on November 5, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the year ended December 31, 2014 was $42,416,645, resulting from a net investment loss of $16,627,675, a net realized gain of $698,688 from investment in gold bullion sold to pay expenses, a net realized gain of $13,670,054 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $40,157,712. Other than the Sponsor’s fees of $16,627,675, the Trust had no expenses during the year ended December 31, 2014.

The Year Ended December 31, 2013

The Trust’s net asset value fell from $11,645,298,468 at December 31, 2012 to $6,271,029,069 at December 31, 2013, a 46.15% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decline in the London fix price, which fell 27.79% from $1,664.00 at December 31, 2012 to $1,201.50 at December 31, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 719,550,000 Shares at December 31, 2012 to 538,000,000 Shares at December 31, 2013, a consequence of 63,250,000 Shares (1,265 Baskets) being created and 244,800,000 Shares (4,896 Baskets) being redeemed during the year.

The 27.94% decline in the Trust’s net asset value per Share from $16.18 at December 31, 2012 to $11.66 at December 31, 2013 is directly related to the 27.79% decrease in the London fix price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $21,741,982 for the year, or 0.25% of the Trust’s average weighted net assets of $8,681,973,029 during the year. The net asset value per Share of $16.47 on January 2, 2013 was the highest during the year, compared with a low of $11.58 on June 28, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements(a)

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Expenses
Sponsor’s fees	$4,184	$4,231	$4,293	$3,920	$16,628
Total expenses	4,184	4,231	4,293	3,920	16,628
Net investment loss	(4,184)	(4,231)	(4,293)	(3,920)	(16,628)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from investment in gold bullion sold to pay expenses	234	222	293	(50)	699
Net realized gain (loss) from gold bullion distributed for the redemption of Shares	3,828	5,354	5,830	(1,342)	13,670
Net change in unrealized appreciation/ depreciation on investment in gold bullion	463,444	114,888	(529,525)	(88,965)	(40,158)
Net realized and unrealized gain (loss)	467,506	120,464	(523,402)	(90,357)	(25,789)
NET INCOME (LOSS)	$463,322	$116,233	$(527,695)	$(94,277)	$(42,417)
Net income (loss) per Share	$0.85	$0.21	$(0.96)	$(0.18)	$(0.08)
Weighted-average Shares outstanding	542,006,667	543,390,110	548,120,652	535,805,978	542,329,726

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Revenue
Proceeds from sales of gold bullion inventory to pay expenses	$7,189	$6,195	$4,846	$4,604	$22,834
Cost of gold bullion inventory sold to pay expenses	(5,819)	(5,627)	(4,958)	(4,857)	(21,261)
Gain (loss) on sales of gold bullion inventory to pay expenses	1,370	568	(112)	(253)	1,573
Gain (loss) on gold distributed for the redemption of Shares	150,642	54,319	(10,448)	(51,819)	142,694
Total gain (loss) on sales and distributions of gold bullion	152,012	54,887	(10,560)	(52,072)	144,267
Adjustment to gold bullion inventory	—	(894,628)	782,673	(638,636)	(750,591)
Total gain (loss) on gold bullion	152,012	(839,741)	772,113	(690,708)	(606,324)
Expenses
Sponsor’s fees	7,018	5,526	4,790	4,408	21,742
Total expenses	7,018	5,526	4,790	4,408	21,742
Net income (loss)	$144,994	$(845,267)	$767,323	$(695,116)	$(628,066)
Net income (loss) per Share	$0.20	$(1.33)	$1.30	$(1.23)	$(1.00)
Weighted-average Shares outstanding	717,346,111	637,836,264	590,370,652	565,044,022	627,129,863

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2014.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Patrick J. Dunne is the President and Chief Executive Officer, Jack Gee is the Chief Financial Officer and a Director and Charles Park is the Chief Compliance Officer of the Sponsor. The Sponsor is managed by a Board of Directors composed of Philip J. Jensen, Peter F. Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Patrick J. Dunne, 45, became a principal of the Sponsor in September 2011 and has served as its President and Chief Executive Officer since September 2011. Since October 2013, Mr. Dunne was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Dunne served as Global Chief Operating Officer of the iShares® business from October 2010 to October 2011. Prior to that, Mr. Dunne served as Global Head of Securities Lending and Cash Management business from December 2005 to April 2008. Prior to that, Mr. Dunne served as Head of Securities Lending, North America from August 2003 to December 2005; Chief Operating Officer of Barclays Global Investor Services Europe business from January 2002 to August 2003; Head of Strategy, Barclays Global Investor Services North America, a financial services firm, from August 2000 to December 2001; Head of Fixed Income Trading from February 1995 to August 1999; Senior Fixed Income Trader from February 1994 to March 1995; and Fixed Income Portfolio Manager from February 1992 to February 1994. Mr. Dunne became a registered associated person of BlackRock Fund Advisors, a commodity trading advisor registered with the CFTC, in May 1995. Mr. Dunne joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in October 1991 as an Equity Portfolio Manager in the Portfolio Management Group and became a registered associated person of BlackRock Institutional Trust Company, N.A. in March 1998. Mr. Dunne served as a principal of Barclays Global Investors Ltd., a commodity trading advisor formerly registered with the CFTC, from May 2003 to December 2005 and as a registered associated person of Barclays Global Investors Ltd. from September 2003 to December 2005. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Dunne served as a Marketing Research Associate at Merrill Lynch & Co., a financial services firm, from May 1991 to October 1991. Mr. Dunne earned a Bachelor of Arts degree in economics from the University of California at Berkeley in 1991 and a Master of Science degree in management from the Stanford Graduate School of Business in 2000.

Jack Gee, 55, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Charles Park, 47, became a principal of the Sponsor in December 2012 and serves as its Chief Compliance Officer for that entity and the iShares business. Mr. Park became a principal of BlackRock Fund Advisors in December 2012 and performs supervisory and managerial functions. Mr. Park became a principal of BlackRock Advisors LLC in June 2014 and performs supervisory and managerial functions. BlackRock Advisors LLC is a commodity pool operator and commodity trading advisor registered with the CFTC. Since December 2012, Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and served as its Chief Compliance Officer. Mr. Park joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in August 2006 and performs supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., a commodity pool operator and commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts degree in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Philip J. Jensen, 56, became a principal of the Sponsor in September 2009, and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter F. Landini, 63, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 68, became a principal of the Sponsor in September 2009, and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the Board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the Board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the Board of directors of FundX, a mutual fund company. Until January 2005 Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Paul C. Lohrey, 52, CFA, became a principal of the Sponsor in April 2014 and performs supervisory and managerial functions. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from August 1994 to May 2010. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and 2013 were:

	2014	2013
Audit fees	$98,400	$61,425
Audit-related fees	250	—
Tax fees	—	—
All other fees	—	—
	$98,650	$61,425

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Gold Trust (“the Trust”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2B, effective January 1, 2014, these financial statements reflect the Trust’s adoption of the accounting, presentation and disclosure requirements applicable to investment companies.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2015

iShares® Gold Trust

Balance Sheets

At December 31, 2014 and 2013

	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014		2013
ASSETS
Current assets
Investment in gold bullion	$6,214,710	(a)	$—
Gold bullion inventory	—		6,329,194	(b)
Payable for capital Shares redeemed	—		(56,772)
TOTAL ASSETS	$6,214,710		$6,272,422

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,323		$1,393
Total liabilities	1,323		1,393

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,271,029
Shareholders’ equity (deficit)	6,213,387	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,214,710		$6,272,422

Shares issued and outstanding(d)	535,400,000		538,000,000
Net asset value per Share(e)	$11.61

(a)     Presented at fair value at December 31, 2014 (cost: $6,254,868).

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

See notes to financial statements.

iShares® Gold Trust

Income Statements

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014(a)	2013	2012
Revenue
Proceeds from sales of gold bullion inventory to pay expenses	$—	$22,834	$24,815
Cost of gold bullion inventory sold to pay expenses	—	(21,261)	(18,552)
Gain on sales of gold bullion inventory to pay expenses	—	1,573	6,263
Gain on gold bullion distributed for the redemption of Shares	—	142,694	155,431
Total gain on sales and distributions of gold bullion	—	144,267	161,694
Adjustment to gold bullion inventory	—	(750,591)	—
Total gain (loss) on gold bullion	—	(606,324)	161,694
Expenses
Sponsor’s fees	16,628	21,742	25,362
Total expenses	16,628	21,742	25,362
Net investment loss(b)	(16,628)
Net Realized and Unrealized Gain (Loss)
Net realized gain from investment in gold bullion sold to pay expenses	699	—	—
Net realized gain from gold bullion distributed for the redemption of Shares	13,670	—	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	(40,158)	—	—
Net realized and unrealized loss	(25,789)	—	—
NET INCOME (LOSS)	$(42,417)	$(628,066)	$136,332
Net income (loss) per Share	$(0.08)	$(1.00)	$0.22
Weighted-average Shares outstanding	542,329,726	627,129,863	624,899,044

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B.

(b)     Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

 For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s)	2014	2013	2012
Shareholders’ equity (deficit) – beginning of period(a)	$6,271,029 (b)	$(2,332,728)	$(1,846,637)
Subscriptions	590,757	—	—
Redemptions	(605,982)	—	—
Net investment loss	(16,628)	—	—
Net realized gain from investment in gold bullion sold to pay expenses	699	—	—
Net realized gain from gold bullion distributed for the redemption of Shares	13,670	—	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	(40,158)	—	—
Net income (loss)	—	(628,066)	136,332
Adjustment of redeemable capital Shares to redemption value	—	2,960,794	(622,423)
Shareholders’ equity (deficit) – end of period	$6,213,387 (b)	$—	$(2,332,728)

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold bullion inventory to pay expenses	$16,698	$22,834	$24,815
Expenses – Sponsor’s fees paid	(16,698)	(22,834)	(24,815)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(42,417)	$(628,066)	$136,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	16,698	—	—
Net realized gain from investment in gold bullion sold to pay expenses	(699)	—	—
Cost of gold bullion inventory sold to pay expenses	—	21,261	18,552
Net realized gain from gold bullion distributed for the redemption of Shares	(13,670)	(142,694)	(155,431)
Net change in unrealized appreciation/depreciation on investment in gold bullion	40,158	—	—
Adjustment to gold bullion inventory	—	750,591	—
Change in operating assets and liabilities:
Sponsor’s fees payable	(70)	(1,092)	547
Net cash provided by operating activities	$—	$—	$—
Supplemental disclosure of non-cash information:
Gold bullion contributed for subscription of Shares(a)	$590,757	$928,370	$3,303,091
Gold bullion distributed for redemption of Shares(a)	$(605,982)	$(3,199,151)	$(541,586)

(a)     Presented at fair value for the year ended December 31, 2014 and at cost for the years ended December 31, 2013 and 2012.

See notes to financial statements.

iShares® Gold Trust

Schedule of Investments(a)

At December 31, 2014

(All Balances in 000’s)

Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Gold bullion	5,182.2	$6,254,868	$6,214,710	100.02%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

December 31, 2014

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the years ended December 31, 2014, 2013 and 2012 (all balances in 000’s):

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	466.0	590,757	590,757	—
Gold bullion distributed	(491.0)	(592,312)	(605,982)	13,670
Gold bullion sold	(13.3)	(15,999)	(16,698)	699
Net realized gain on gold bullion	—	—	14,369	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	(40,158)	—
Ending balance	5,182.2	$6,254,868	$6,214,710	$14,369

December 31, 2013	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold contributed	614.6	928,370	928,370	—
Gold distributed	(2,378.2)	(3,199,151)	(3,341,845)	142,694
Gold sold	(15.8)	(21,261)	(22,834)	1,573
Adjustment to gold bullion inventory(a)	—	(750,591)	—	—
Adjustment for realized gain	—	—	144,267	—
Adjustment for unrealized gain on gold bullion	—	—	(3,083,319)	—
Ending balance	5,220.5	$6,272,422	$6,272,422	$144,267

December 31, 2012	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,498.8	$6,572,102	$8,418,739	$—
Gold contributed	1,951.2	3,303,091	3,303,091	—
Gold distributed	(435.3)	(541,586)	(697,017)	155,431
Gold sold	(14.8)	(18,552)	(24,815)	6,263
Adjustment for realized gain	—	—	161,694	—
Adjustment for unrealized gain on gold bullion	—	—	486,091	—
Ending balance	6,999.9	$9,315,055	$11,647,783	$161,694

(a)     At December 31, 2013, the market value of the gold bullion was below the average cost of the Trust’s gold bullion inventory held. As a result, the Trust recorded a permanent write down against the average cost of the gold bullion inventory of $750,591.

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

Share activity was as follows (all balances in 000’s):

	Year Ended December 31, 2014
	Shares	Amount
Shares issued	48,100	$590,757
Shares redeemed	(50,700)	(605,982)
Net decrease	(2,600)	$(15,225)

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

Activity in redeemable capital Shares for the years ended December 31, 2013 and 2012 was as follows (all balances in 000’s):

	Years Ended December 31,
	2013		2012
	Shares	Amount	Shares	Amount
Beginning balance	719,550	$11,645,298	563,850	$8,416,801
Shares issued	63,250	928,370	200,400	3,303,091
Shares redeemed	(244,800)	(3,341,845)	(44,700)	(697,017)
Redemption value adjustment	—	(2,960,794)	—	622,423
Ending balance	538,000	$6,271,029	719,550	$11,645,298

F.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2014.

Year Ended December 31, 2014
Net asset value per Share, beginning of period	$11.66

Net investment loss(a)	(0.03)
Net realized and unrealized loss(b)	(0.02)
Net decrease in net assets from operations	(0.05)
Net asset value per Share, end of period	$11.61

Total return, at net asset value(c)	(0.43)%

Ratio to average net assets:
Net investment loss	(0.25)%
Expenses	0.25%

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

At December 31, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2014, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

The Sponsor expects to determine that following the publicly announced discontinuation of the London PM Fix on March 19, 2015, the price of gold fixed by ICE Benchmark Administration in the afternoon (London Time) as of any day (the “LBMA Gold Price”) will fairly represent the commercial value of the Trust’s gold on such day and shall be used in the daily valuation of the Trust’s gold.

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date: February 27, 2015

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: February 27, 2015

/s/ Philip J. Jensen

Philip J. Jensen

Director

Date: February 27, 2015

/s/ Peter F. Landini

Peter F. Landini

Director

Date: February 27, 2015

/s/ Kimun Lee

Kimun Lee

Director

Date: February 27, 2015

/s/ Paul C. Lohrey

Paul C. Lohrey

Director

Date: February 27, 2015

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.