Form 10-Q
period 2015-03-31
ISHARES GOLD TRUST
filed 2015-05-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities(a) (Unaudited)

At March 31, 2015 and December 31, 2014

	March 31,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in gold bullion(b)	$6,293,810	$6,214,710
Total Assets	6,293,810	6,214,710

Liabilities
Sponsor’s fees payable	1,328	1,323
Total Liabilities	1,328	1,323

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,292,482	$6,213,387

Shares issued and outstanding(c)	548,150,000	535,400,000
Net asset value per Share (Note 2D)	$11.48	$11.61

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in gold bullion: $6,411,164 and $6,254,868, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations(a) (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Expenses
Sponsor’s fees	$3,992	$4,184
Total expenses	3,992	4,184
Net investment loss	(3,992)	(4,184)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in gold bullion sold to pay expenses	33	234
Gold bullion distributed for the redemption of Shares	(336)	3,828
Net realized gain (loss)	(303)	4,062
Net change in unrealized appreciation/depreciation	(77,196)	463,444
Net realized and unrealized gain (loss)	(77,499)	467,506

Net increase (decrease) in net assets resulting from operations	$(81,491)	$463,322

Net increase (decrease) in net assets per Share	$(0.15)	$0.85
Weighted-average Shares outstanding	549,776,667	542,006,667

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the three months ended March 31, 2015 and the year ended December 31, 2014

	Three Months Ended	Year Ended
(Dollar amounts in $000’s)	March 31, 2015	December 31, 2014
Net Assets, Beginning of Period	$6,213,387	$6,271,029

Operations:
Net investment loss	(3,992)	(16,628)
Net realized gain (loss)	(303)	14,369
Net change in unrealized appreciation/depreciation	(77,196)	(40,158)
Net decrease in net assets resulting from operations	(81,491)	(42,417)

Capital Share Transactions:
Contributions for Shares issued	412,281	590,757
Distributions for Shares redeemed	(251,695)	(605,982)
Net increase (decrease) in net assets from capital share transactions	160,586	(15,225)

Increase (decrease) in net assets	79,095	(57,642)

Net Assets, End of Period	$6,292,482	$6,213,387

Shares issued and redeemed
Shares issued	34,300,000	48,100,000
Shares redeemed	(21,550,000)	(50,700,000)
Net increase (decrease) in Shares issued and outstanding	12,750,000	(2,600,000)

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	$3,987	$4,067
Expenses – Sponsor’s fees paid	(3,987)	(4,067)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(81,491)	$463,322
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	3,987	4,067
Net realized (gain) loss	303	(4,062)
Net change in unrealized appreciation/depreciation	77,196	(463,444)
Change in operating assets and liabilities:
Sponsor’s fees payable	5	117
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$412,281	$202,435
Gold bullion distributed for Shares redeemed	$(251,695)	$(77,329)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
March 31, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	5,302.3	$6,411,164	$6,293,810

Total Investment – 100.02%			6,293,810
Less Liabilities – (0.02)%			(1,328)
Net Assets – 100.00%			$6,292,482

December 31, 2014
Description	Ounces	Cost	Fair Value
Gold bullion	5,182.2	$6,254,868	$6,214,710

Total Investment – 100.02%			6,214,710
Less Liabilities – (0.02)%			(1,323)
Net Assets – 100.00%			$6,213,387

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2015

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

B.	Gold Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

Gold bullion held by the Trust is valued at fair value, which is based on the price of gold determined in an auction hosted by ICE Benchmark Administration (the “IBA”) in the afternoon (London time), on each day that the London gold market is open for business, and announced by the London Bullion Market Association shortly thereafter (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by the IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”). Prior to March 20, 2015, fair value of the gold bullion was based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (such price, the “London PM Fix”). If there was no announced London PM Fix, the Trustee was authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation took place (such price, the “London AM Fix”).

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the three months ended March 31, 2015 and 2014 (all balances in 000’s):

Three Months Ended March 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	331.9	412,281	412,281	—
Gold bullion distributed	(208.5)	(252,031)	(251,695)	(336)
Gold bullion sold to pay expenses	(3.3)	(3,954)	(3,987)	33
Net realized loss	—	—	(303)	—
Net change in unrealized appreciation/depreciation	—	—	(77,196)	—
Ending balance	5,302.3	$6,411,164	$6,293,810	$(303)

Three Months Ended March 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	155.2	202,435	202,435	—
Gold bullion distributed	(61.1)	(73,501)	(77,329)	3,828
Gold bullion sold to pay expenses	(3.2)	(3,833)	(4,067)	234
Net realized gain	—	—	4,062	—
Net change in unrealized appreciation/depreciation	—	—	463,444	—
Ending balance	5,311.4	$6,397,523	$6,860,967	$4,062

C.	Calculation of Net Asset Value

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

D.	Offering of the Shares

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Gold Price PM to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM. Prior to March 20, 2015, the Trustee used the London PM Fix price to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made. If there was no announced London PM Fix on a business day, the Trustee was authorized to use the most recently announced London AM Fix.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of March 31, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2015 and the year ended December 31, 2014.

	Three Months Ended March 31,
	2015	2014
Net asset value per Share, beginning of period	$11.61	$11.66

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	(0.12)	0.87
Net increase (decrease) in net assets from operations	(0.13)	0.86
Net asset value per Share, end of period	$11.48	$12.52

Total return, at net asset value(c)(d)	(1.12)%	7.38%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

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

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

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

At March 31, 2015 and December 31, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price determined in an auction hosted by ICE Benchmark Administration (the “IBA”) in the afternoon (London time) of the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to March 20, 2015, the Trustee valued the gold held by the Trust using the announced price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (such price, the “London PM Fix”). If there was no announced London PM Fix, the Trustee was authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation took place (such price, the “London AM Fix”).

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

Valuation of Gold Bullion

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold in the Trust.

Results of Operations

The Quarter Ended March 31, 2015

The Trust’s net asset value grew from $6,213,387,199 at December 31, 2014 to $6,292,482,053 at March 31, 2015, a 1.27% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 535,400,000 Shares at December 31, 2014 to 548,150,000 Shares at March 31, 2015, a consequence of 34,300,000 Shares (686 Baskets) being created and 21,550,000 Shares (431 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a decrease in the gold price, which fell 1.02% from $1,199.25 (the London AM Fix at December 31, 2014) to $1,187.00 (the LBMA Gold Price PM at March 31, 2015).

The 1.12% decline in the Trust’s net asset value per Share from $11.61 at December 31, 2014 to $11.48 at March 31, 2015 is directly related to the 1.02% decrease in the gold price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $3,991,846 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,476,679,736 during the quarter. The net asset value per Share of $12.54 on January 22, 2015 was the highest during the quarter, compared with a low during the quarter of $11.10 on March 18, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2015 was $81,491,080, resulting from a net investment loss of $3,991,846, a net gain of $32,958 from investment in gold bullion sold to pay expenses, a net loss of $335,904 on gold distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $77,196,288. Other than the Sponsor’s fees of $3,991,846, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, is hereby amended by replacing the Risk Factor “Changes in the administration of the London Gold Fix and any actual or perceived disruption of that benchmark may have an effect on the price of gold and, therefore, the value of your Shares” with the following:

Actual or perceived disruptions in the processes used to determine the new LBMA Gold Price PM, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of gold, any disruptions affecting the processes regarding how the market determines the price of gold will have an effect on the value of the Shares.

The London PM Fix was the benchmark price for valuation of gold held by the Trust from December 9, 2010 until March 19, 2015. On March 19, 2015, the London PM Fix was discontinued and replaced by the LBMA Gold Price PM beginning March 20, 2015. The LBMA Gold Price AM and LBMA Gold Price PM are new gold price benchmark mechanisms administered by ICE Benchmark Administration (“IBA”), an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic, physically settled, and tradable auction, during which buyers and sellers trade physical spot gold at a predetermined price and the price of the final auction is published to the market as the LBMA Gold Price AM and LBMA Gold Price PM for that day. IBA hosts each auction in rounds of 45 seconds (which may be adjusted by IBA by notice). The prices for each round of any auction are set by an independent chairperson appointed by IBA, who sets the prices in their sole discretion in line with the market conditions and the activity in the auction. An auction will conclude following a round in which the difference between the entered buying and selling interest (referred to as imbalance) does not exceed a certain volume of gold identified by IBA (initially set at 20,000 troy ounces), and the price for that round will be published as the LBMA Gold Price AM (for the auction taking place at 10:00 a.m. (London time)) or the LBMA Gold Price PM (for the auction taking place at 3:00 p.m. (London time)) for that day. IBA has indicated that the chairperson responsible for setting the prices for the auctions will have the requisite credentials and experience and will be independent from any direct participant or sponsored client. However, because the identity of the chairperson will not be disclosed to the market, it will not be possible for the Trustee to independently assess the adequacy of the chairperson’s qualifications or to assure the chairperson’s independence from any third party or market participant. In addition, because the chairperson has unlimited discretion in setting the auction prices and does not rely on any automated algorithm for the price setting, there can be no assurance that the LBMA Gold Price AM or LBMA Gold Price PM will accurately reflect the fundamentals of the gold market. See “Business of the Trust – Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined.

Furthermore, while the features of the mechanism to determine the LBMA Gold Price AM and LBMA Gold Price PM may be improvements over the London AM Fix and London PM Fix, investors should keep in mind that electronic markets are not exempt from failures, as the experience of the initial public offerings of Facebook and BATS Global Markets illustrate. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subject to the test of actual trading markets for less than two months. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the new administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the new LBMA Gold Price AM or LBMA Gold Price PM or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fees, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares.

The LBMA has indicated that the LBMA Gold Price AM and LBMA Gold Price PM will be regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”). While it has been reported that the LBMA has recently sought further guidance from the FCA on how the replacement benchmark will be regulated, the exact scope and content of the regulation is yet unknown. It is not possible to predict the effect of the FCA Rules and any other related reforms on the trading market for gold.

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Gold Price PM may not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price PM with a more reliable indicator of the value of the Trust’s gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price PM to a new benchmark price will not adversely affect the price of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 21,550,000 Shares (431 Baskets) were redeemed during the quarter ended March 31, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/15 to 01/31/15	6,250,000	0.0097
02/01/15 to 02/28/15	8,900,000	0.0097
03/01/15 to 03/31/15	6,400,000	0.0097
Total	21,550,000	0.0097

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

Date: May 8, 2015

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2015

 *     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.