Form 10-Q
period 2015-06-30
ISHARES GOLD TRUST
filed 2015-08-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities(a) (Unaudited)

At June 30, 2015 and December 31, 2014

	June 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in gold bullion(b)	$6,317,125	$6,214,710
Total Assets	6,317,125	6,214,710

Liabilities
Sponsor’s fees payable	1,306	1,323
Total Liabilities	1,306	1,323

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,315,819	$6,213,387

Shares issued and outstanding(c)	558,050,000	535,400,000
Net asset value per Share (Note 2D)	$11.32	$11.61

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in gold bullion: $6,521,548 and $6,254,868, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations(a) (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014	2015	2014
Expenses
Sponsor’s fees	$3,972	$4,231	$7,964	$8,415
Total expenses	3,972	4,231	7,964	8,415
Net investment loss	(3,972)	(4,231)	(7,964)	(8,415)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in gold bullion sold to pay expenses	(60)	222	(27)	456
Gold bullion distributed for the redemption of Shares	—	5,354	(336)	9,182
Net realized gain (loss)	(60)	5,576	(363)	9,638
Net change in unrealized appreciation/depreciation	(87,069)	114,888	(164,265)	578,332
Net realized and unrealized gain (loss)	(87,129)	120,464	(164,628)	587,970

Net increase (decrease) in net assets resulting from operations	$(91,101)	$116,233	$(172,592)	$579,555

Net increase (decrease) in net assets per Share	$(0.16)	$0.21	$(0.31)	$1.07
Weighted-average Shares outstanding	552,975,275	543,390,110	551,384,807	542,702,210

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the six months ended June 30, 2015 and the year ended December 31, 2014

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2015	December 31, 2014
Net Assets, Beginning of Period	$6,213,387	$6,271,029

Operations:
Net investment loss	(7,964)	(16,628)
Net realized gain (loss)	(363)	14,369
Net change in unrealized appreciation/depreciation	(164,265)	(40,158)
Net decrease in net assets resulting from operations	(172,592)	(42,417)

Capital Share Transactions:
Contributions for Shares issued	526,719	590,757
Distributions for Shares redeemed	(251,695)	(605,982)
Net increase (decrease) in net assets from capital share transactions	275,024	(15,225)

Increase (decrease) in net assets	102,432	(57,642)

Net Assets, End of Period	$6,315,819	$6,213,387

Shares issued and redeemed
Shares issued	44,200,000	48,100,000
Shares redeemed	(21,550,000)	(50,700,000)
Net increase (decrease) in Shares issued and outstanding	22,650,000	(2,600,000)

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	$7,981	$8,431
Expenses – Sponsor’s fees paid	(7,981)	(8,431)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(172,592)	$579,555
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	7,981	8,431
Net realized (gain) loss	363	(9,638)
Net change in unrealized appreciation/depreciation	164,265	(578,332)
Change in operating assets and liabilities:
Sponsor’s fees payable	(17)	(16)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$526,719	$298,177
Gold bullion distributed for Shares redeemed	$(251,695)	$(184,254)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
June 30, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	5,394.6	$6,521,548	$6,317,125

Total Investment – 100.02%			6,317,125
Less Liabilities – (0.02)%			(1,306)
Net Assets – 100.00%			$6,315,819

December 31, 2014
Description	Ounces	Cost	Fair Value
Gold bullion	5,182.2	$6,254,868	$6,214,710

Total Investment – 100.02%			6,214,710
Less Liabilities – (0.02)%			(1,323)
Net Assets – 100.00%			$6,213,387

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2015

1 - Organization

The iShares® Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2015 and 2014 (all balances in 000’s):

Three Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,302.3	$6,411,164	$6,293,810	$—
Gold bullion contributed	95.7	114,438	114,438	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(3.4)	(4,054)	(3,994)	(60)
Net realized loss	—	—	(60)	—
Net change in unrealized appreciation/depreciation	—	—	(87,069)	—
Ending balance	5,394.6	$6,521,548	$6,317,125	$(60)

Three Months Ended June 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,311.4	$6,397,523	$6,860,967	$—
Gold bullion contributed	73.6	95,742	95,742	—
Gold bullion distributed	(84.3)	(101,571)	(106,925)	5,354
Gold bullion sold to pay expenses	(3.4)	(4,142)	(4,364)	222
Net realized gain	—	—	5,576	—
Net change in unrealized appreciation/depreciation	—	—	114,888	—
Ending balance	5,297.3	$6,387,552	$6,965,884	$5,576

The following tables summarize activity in gold bullion for the six months ended June 30, 2015 and 2014 (all balances in 000’s):

Six Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	427.6	526,719	526,719	—
Gold bullion distributed	(208.5)	(252,031)	(251,695)	(336)
Gold bullion sold to pay expenses	(6.7)	(8,008)	(7,981)	(27)
Net realized loss	—	—	(363)	—
Net change in unrealized appreciation/depreciation	—	—	(164,265)	—
Ending balance	5,394.6	$6,521,548	$6,317,125	$(363)

Six Months Ended June 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	228.8	298,177	298,177	—
Gold bullion distributed	(145.4)	(175,072)	(184,254)	9,182
Gold bullion sold to pay expenses	(6.6)	(7,975)	(8,431)	456
Net realized gain	—	—	9,638	—
Net change in unrealized appreciation/depreciation	—	—	578,332	—
Ending balance	5,297.3	$6,387,552	$6,965,884	$9,638

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$11.48	$12.52	$11.61	$11.66

Net investment loss(a)	(0.01)	(0.01)	(0.01)	(0.02)
Net realized and unrealized gain (loss)(b)	(0.15)	0.23	(0.28)	1.10
Net increase (decrease) in net assets from operations	(0.16)	0.22	(0.29)	1.08
Net asset value per Share, end of period	$11.32	$12.74	$11.32	$12.74

Total return(c)(d)	(1.39)%	1.76%	(2.50)%	9.26%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

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

At June 30, 2015 and December 31, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2015

The Trust’s net asset value grew from $6,292,482,053 at March 31, 2015 to $6,315,819,381 at June 30, 2015, a 0.37% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 548,150,000 Shares at March 31, 2015 to 558,050,000 Shares at June 30, 2015, a consequence of 9,900,000 Shares (198 Baskets) being created and zero Shares being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price PM, which fell 1.35% from $1,187.00 at March 31, 2015 to $1,171.00 at June 30, 2015.

The 1.39% decline in the Trust’s net asset value per Share from $11.48 at March 31, 2015 to $11.32 at June 30, 2015 is directly related to the 1.35% decrease in the LBMA Gold Price PM.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $3,971,709 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,372,309,997 during the quarter. The net asset value per Share of $11.84 on May 14, 2015 was the highest during the quarter, compared with a low during the quarter of $11.26 on June 5, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2015 was $91,100,729, resulting from a net investment loss of $3,971,709, a net realized loss of $60,399 from investment in gold bullion sold to pay expenses and a net change in unrealized appreciation/depreciation on investment in gold bullion of $87,068,621. Other than the Sponsor’s fees of $3,971,709, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2015

The Trust’s net asset value grew from $6,213,387,199 at December 31, 2014 to $6,315,819,381 at June 30, 2015, a 1.65% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 535,400,000 Shares at December 31, 2014 to 558,050,000 Shares at June 30, 2015, a consequence of 44,200,000 Shares (884 Baskets) being created and 21,550,000 Shares (431 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the gold price, which fell 2.36% from $1,199.25 (the London AM Fix at December 31, 2014) to $1,171.00 (the LBMA Gold Price PM at June 30, 2015).

The 2.50% decline in the Trust’s net asset value per Share from $11.61 at December 31, 2014 to $11.32 at June 30, 2015 is directly related to the 2.36% decrease in the gold price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $7,963,555 for the period, or 0.12% of the Trust’s average weighted assets of $6,424,206,552 during the period. The net asset value per Share of $12.54 on January 22, 2015 was the highest during the period, compared with a low during the period of $11.10 on March 18, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the six months ended June 30, 2015 was $172,591,809, resulting from a net investment loss of $7,963,555, a net realized loss of $27,441 from investment in gold bullion sold to pay expenses, a net realized loss of $335,904 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $164,264,909. Other than the Sponsor’s fees of $7,963,555, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, is hereby amended by replacing the Risk Factor "Changes in the administration of the London Gold Fix and any actual or perceived disruption of that benchmark may have an effect on the price of gold and, therefore, the value of your Shares" with the following:

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subject to the test of actual trading markets for less than five months. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the new administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended June 30, 2015.

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

Date: August 7, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: August 7, 2015

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.