Form 10-Q
period 2015-09-30
ISHARES GOLD TRUST
filed 2015-11-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities(a) (Unaudited)

At September 30, 2015 and December 31, 2014

	September 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in gold bullion(b)	$5,753,973	$6,214,710
Total Assets	5,753,973	6,214,710

Liabilities
Sponsor’s fees payable	1,191	1,323
Total Liabilities	1,191	1,323

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,752,782	$6,213,387

Shares issued and outstanding(c)	534,650,000	535,400,000
Net asset value per Share (Note 2D)	$10.76	$11.61

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in gold bullion: $6,238,712 and $6,254,868, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations(a) (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014	2015	2014
Expenses
Sponsor’s fees	$3,714	$4,293	$11,678	$12,708
Total expenses	3,714	4,293	11,678	12,708
Net investment loss	(3,714)	(4,293)	(11,678)	(12,708)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in gold bullion sold to pay expenses	(256)	293	(283)	749
Gold bullion distributed for the redemption of Shares	(33,080)	5,830	(33,416)	15,012
Net realized gain (loss)	(33,336)	6,123	(33,699)	15,761
Net change in unrealized appreciation/depreciation	(280,316)	(529,525)	(444,581)	48,807
Net realized and unrealized gain (loss)	(313,652)	(523,402)	(478,280)	64,568

Net increase (decrease) in net assets resulting from operations	$(317,366)	$(527,695)	$(489,958)	$51,860

Net increase (decrease) in net assets per Share	$(0.59)	$(0.96)	$(0.89)	$0.10
Weighted-average Shares outstanding	541,303,261	548,120,652	547,987,363	544,528,205

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the nine months ended September 30, 2015 and the year ended December 31, 2014

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2015	December 31, 2014
Net Assets, Beginning of Period	$6,213,387	$6,271,029

Operations:
Net investment loss	(11,678)	(16,628)
Net realized gain (loss)	(33,699)	14,369
Net change in unrealized appreciation/depreciation	(444,581)	(40,158)
Net decrease in net assets resulting from operations	(489,958)	(42,417)

Capital Share Transactions:
Contributions for Shares issued	628,701	590,757
Distributions for Shares redeemed	(599,348)	(605,982)
Net increase (decrease) in net assets from capital share transactions	29,353	(15,225)

Decrease in net assets	(460,605)	(57,642)

Net Assets, End of Period	$5,752,782	$6,213,387

Shares issued and redeemed
Shares issued	53,400,000	48,100,000
Shares redeemed	(54,150,000)	(50,700,000)
Net decrease in Shares issued and outstanding	(750,000)	(2,600,000)

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	$11,810	$12,752
Expenses – Sponsor’s fees paid	(11,810)	(12,752)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(489,958)	$51,860
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in gold bullion sold to pay expenses	11,810	12,752
Net realized (gain) loss	33,699	(15,761)
Net change in unrealized appreciation/depreciation	444,581	(48,807)
Change in operating assets and liabilities:
Sponsor’s fees payable	(132)	(44)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$628,701	$389,402
Gold bullion distributed for Shares redeemed	$(599,348)	$(360,752)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
September 30, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	5,165.1	$6,238,712	$5,753,973

Total Investment – 100.02%			5,753,973
Less Liabilities – (0.02)%			(1,191)
Net Assets – 100.00%			$5,752,782

December 31, 2014
Description	Ounces	Cost	Fair Value
Gold bullion	5,182.2	$6,254,868	$6,214,710

Total Investment – 100.02%			6,214,710
Less Liabilities – (0.02)%			(1,323)
Net Assets – 100.00%			$6,213,387

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2015

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three and nine months ended September 30, 2015 and 2014 (all balances in 000’s):

Three Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,394.6	$6,521,548	$6,317,125	$—
Gold bullion contributed	88.9	101,982	101,982	—
Gold bullion distributed	(315.0)	(380,733)	(347,653)	(33,080)
Gold bullion sold to pay expenses	(3.4)	(4,085)	(3,829)	(256)
Net realized loss	—	—	(33,336)	—
Net change in unrealized appreciation/depreciation	—	—	(280,316)	—
Ending balance	5,165.1	$6,238,712	$5,753,973	$(33,336)

Three Months Ended September 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,297.3	$6,387,552	$6,965,884	$—
Gold bullion contributed	69.8	91,225	91,225	—
Gold bullion distributed	(141.4)	(170,668)	(176,498)	5,830
Gold bullion sold to pay expenses	(3.4)	(4,028)	(4,321)	293
Net realized gain	—	—	6,123	—
Net change in unrealized appreciation/depreciation	—	—	(529,525)	—
Ending balance	5,222.3	$6,304,081	$6,352,888	$6,123

Nine Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	516.5	628,701	628,701	—
Gold bullion distributed	(523.5)	(632,764)	(599,348)	(33,416)
Gold bullion sold to pay expenses	(10.1)	(12,093)	(11,810)	(283)
Net realized loss	—	—	(33,699)	—
Net change in unrealized appreciation/depreciation	—	—	(444,581)	—
Ending balance	5,165.1	$6,238,712	$5,753,973	$(33,699)

Nine Months Ended September 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	298.6	389,402	389,402	—
Gold bullion distributed	(286.8)	(345,740)	(360,752)	15,012
Gold bullion sold to pay expenses	(10.0)	(12,003)	(12,752)	749
Net realized gain	—	—	15,761	—
Net change in unrealized appreciation/depreciation	—	—	48,807	—
Ending balance	5,222.3	$6,304,081	$6,352,888	$15,761

C.	Calculation of Net Asset Value

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Gold Price PM to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM. Prior to March 20, 2015, the Trustee used the London PM Fix price to calculate the gold amount in respect of any liabilities for which covering gold sales had not yet been made. If there was no announced London PM Fix on a business day, the Trustee was authorized to use the most recently announced London AM Fix.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of September 30, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$11.32	$12.74	$11.61	$11.66

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(b)	(0.55)	(0.95)	(0.83)	0.14
Net increase (decrease) in net assets from operations	(0.56)	(0.96)	(0.85)	0.12
Net asset value per Share, end of period	$10.76	$11.78	$10.76	$11.78

Total return(c)(d)	(4.95)%	(7.54)%	(7.32)%	1.03%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

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

At September 30, 2015 and December 31, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Valuation of Gold Bullion

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust.

Results of Operations

The Quarter Ended September 30, 2015

The Trust’s net asset value fell from $6,315,819,381 at June 30, 2015 to $5,752,782,153 at September 30, 2015, an 8.91% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the LBMA Gold Price PM, which fell 4.87% from $1,171.00 at June 30, 2015 to $1,114.00 at September 30, 2015. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 558,050,000 Shares at June 30, 2015 to 534,650,000 Shares at September 30, 2015, a consequence of 9,200,000 Shares (184 Baskets) being created and 32,600,000 Shares (652 Baskets) being redeemed during the quarter.

The 4.95% decline in the Trust’s net asset value per Share from $11.32 at June 30, 2015 to $10.76 at September 30, 2015 is directly related to the 4.87% decrease in the LBMA Gold Price PM.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $3,714,450 for the quarter, or 0.06% of the Trust’s average weighted assets of $5,888,894,336 during the quarter. The net asset value per Share of $11.29 on July 1, 2015 was the highest during the quarter, compared with a low during the quarter of $10.44 on July 24, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2015 was $317,365,957, resulting from a net investment loss of $3,714,450, a net realized loss of $255,612 from investment in gold bullion sold to pay expenses, a net realized loss of $33,080,025 on gold distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $280,315,870. Other than the Sponsor’s fees of $3,714,450, the Trust had no expenses during the quarter.

The Nine Months September 30, 2015

The Trust’s net asset value fell from $6,213,387,199 at December 31, 2014 to $5,752,782,153 at September 30, 2015, a 7.41% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the gold price, which fell 7.11% from $1,199.25 (the London AM Fix at December 31, 2014) to $1,114.00 (the LBMA Gold Price PM at September 30, 2015). The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 535,400,000 Shares at December 31, 2014 to 534,650,000 Shares at September 30, 2015, a consequence of 53,400,000 Shares (1,068 Baskets) being created and 54,150,000 Shares (1,083 Baskets) being redeemed during the period.

The 7.32% decline in the Trust’s net asset value per Share from $11.61 at December 31, 2014 to $10.76 at September 30, 2015 is directly related to the 7.11% decrease in the gold price.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $11,678,005 for the period, or 0.19% of the Trust’s average weighted assets of $6,243,808,296 during the period. The net asset value per Share of $12.54 on January 22, 2015 was the highest during the period, compared with a low during the period of $10.44 on July 24, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2015 was $489,957,766, resulting from a net investment loss of $11,678,005, a net realized loss of $283,053 from investment in gold bullion sold to pay expenses, a net realized loss of $33,415,929 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in gold bullion of $444,580,779. Other than the Sponsor’s fees of $11,678,005, the Trust had no expenses during the period.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for less than eight months. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the new administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 32,600,000 Shares (652 Baskets) were redeemed during the quarter ended September 30, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/15 to 07/31/15	17,300,000	0.0097
08/01/15 to 08/31/15	9,200,000	0.0097
09/01/15 to 09/30/15	6,100,000	0.0097
Total	32,600,000	0.0097

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

Date: November 6, 2015

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2015

*   The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.