Form 10-K
period 2015-12-31
ISHARES GOLD TRUST
filed 2016-02-29
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to __________ to __________

Commission file number: 001-32418

iShares® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $6,328,287,000.

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

The Trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value fell from $6,213,387,199 at December 31, 2014 to $5,209,802,846 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 535,400,000 Shares outstanding at December 31, 2014 to 508,100,000 Shares outstanding at December 31, 2015.

The activities of the Trust are limited to (1) issuing Baskets in exchange for the gold deposited with the Custodian as consideration, (2) selling gold as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering gold in exchange for Baskets surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold.

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

Trust Objective

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the Trust at such time, less the Trust’s expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, the independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on June 18, 2015 and December 15, 2015 issued their reports summarizing their findings. Such reports were posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s gold is warehoused once (in the quarter ended December 31, 2015).

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the Trust’s gold on the basis of London Bullion Market Association (“LBMA”) Gold Price PM. LBMA Gold Price PM is the price per fine troy ounce of gold, stated in U.S. dollars, determined by ICE Benchmark Administration (“IBA”) following one or more 45-second electronic auctions conducted starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and announced by the LBMA shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

On each day that the LBMA Gold Price PM is to be determined, a price for the first round of auction (and any round thereafter) is set by a chairperson appointed by IBA, based on a set of rules and taking into account relevant pricing information available at the time, and made publically available in advance of the auction. Beginning at 3:00 p.m. (London time), the direct participants pre-qualified by IBA and their sponsored clients are allowed, but not required, to electronically submit during a 45-second period buy and/or sell orders for spot transactions in gold at the pre-determined price. If at the conclusion of the 45-second round the market is determined by IBA to be balanced, the price determined by a chairperson for that round is the LBMA Gold Price PM for that day and announced as such by the LBMA. If the market is not balanced at the end of the first auction, a chairperson will revise the starting price, and an additional 45-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Gold Price PM for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of gold for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of gold for which sell orders were submitted in the auction. Once the LBMA Gold Price PM has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Gold Price PM. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants (and not only those participating in any auction held on that date). IBA reserves the right to limit the allocation of any market imbalance on any date only among participants that have entered an order during an auction on that date.

Once the value of the Trust’s gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor earned $15,245,766 for the year ended December 31, 2015.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, SG Americas Securities, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (a) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (b) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that gold can be delivered to the Custodian in New York, Toronto, London or at other locations that may be authorized in the future.

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

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. The initial Basket Gold Amount at the time of the creation of the Trust was 5,000 fine ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. Beginning on March 20, 2015, the Trustee determines the Basket Gold Amount for a given day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s LBMA Gold Price PM. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

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

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account the corresponding amount of gold.

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

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

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

Item 1A. Risk Factors.

Actual or perceived disruptions in the processes used to determine the LBMA Gold Price PM, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of gold, any disruptions affecting the processes regarding how the market determines the price of gold will have an effect on the value of the Shares.

The London PM Fix was the benchmark price for valuation of gold held by the Trust from December 9, 2010 until March 19, 2015. On March 19, 2015, the London PM Fix was discontinued and replaced by the LBMA Gold Price PM beginning March 20, 2015. The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by IBA, an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic, physically settled, and tradable auction, during which buyers and sellers trade physical spot gold at a pre-determined price and the price of the final auction is published to the market as the LBMA Gold Price AM and LBMA Gold Price PM for that day. IBA hosts each auction in rounds of 45 seconds (which may be adjusted by IBA by notice). The prices for each round of any auction are set by an independent chairperson appointed by IBA, who sets the prices in their sole discretion in line with the market conditions and the activity in the auction. An auction will conclude following a round in which the difference between the entered buying and selling interest (referred to as imbalance) does not exceed a certain volume of gold identified by IBA (initially set at 20,000 troy ounces), and the price for that round will be published as the LBMA Gold Price AM (for the auction taking place at 10:00 a.m. (London time)) or the LBMA Gold Price PM (for the auction taking place at 3:00 p.m. (London time)) for that day. IBA has indicated that the chairperson responsible for setting the prices for the auctions will have the requisite credentials and experience and will be independent from any direct participant or sponsored client. However, because the identity of the chairperson will not be disclosed to the market, it will not be possible for the Trustee to independently assess the adequacy of the chairperson’s qualifications or to assure the chairperson’s independence from any third party or market participant. In addition, because the chairperson has unlimited discretion in setting the auction prices and does not rely on any automated algorithm for the price setting, there can be no assurance that the LBMA Gold Price AM or LBMA Gold Price PM will accurately reflect the fundamentals of the gold market. See “Business – Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for less than one year. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the new administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

Effective April 1, 2015, the LBMA Gold Price AM and LBMA Gold Price PM became regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”). It is not possible to predict the effect of the FCA rules and any other related reforms on the trading market for gold.

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Gold Price PM will not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price PM with a more reliable indicator of the value of the Trust’s gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price PM to a new benchmark price will not adversely affect the price of the Shares.

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

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the gold owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that day, results in the NAV.

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

The Trust will have a limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. Otherwise, the Trust will terminate automatically on January 19, 2045.

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

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption of any Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the Commodity Exchange Act (“CEA”), as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by a registered commodity pool operator with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

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

Gold transferred to the Trust in connection with the creation of Baskets may not be of the quality required under the trust agreement. The Trust will sustain a loss if the Trustee issues Shares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing Shares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the trust agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each Authorized Participant that deposits gold in the Trust is liable to the Trust if that gold does not meet the requirements of the trust agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the trust agreement. To the extent that Baskets are issued in exchange for gold of inferior quality and the Trust is not able to recover damages from the Authorized Participant that deposited that gold, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

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

For each of the quarters during the fiscal years ended December 31, 2015 and 2014, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$12.62	$11.10	$13.40	$11.88
Second Quarter	11.84	11.32	12.88	12.04
Third Quarter	11.30	10.48	12.97	11.70
Fourth Quarter	11.48	10.15	12.08	11.06

The number of Shareholders of record of the registrant as of January 31, 2016 was approximately 311,636.

b) Not applicable.

c) 45,200,000 Shares (904 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/15 to 10/31/15	6,100,000	0.0097
11/01/15 to 11/30/15	21,150,000	0.0097
12/01/15 to 12/31/15	17,950,000	0.0097
Total	45,200,000	0.0097

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in $000’s, except for per Share amounts)

	Years Ended December 31,
	2015(a)	2014(a)	2013	2012	2011
Total assets	$5,210,940	$6,214,710	$6,272,422	$9,315,055	$6,572,102
Total gain (loss) on gold bullion	$—	$—	$(606,324)	$161,694	$277,476
Net realized gain (loss) on gold bullion	$(87,792)	$14,369	$—	$—	$—
Net income (loss)	$(762,116)	$(42,417)	$(628,066)	$136,332	$258,847
Weighted-average Shares outstanding	543,391,507	542,329,726	627,129,863	624,899,044	481,399,041
Net income (loss) per Share	$(1.40)	$(0.08)	$(1.00)	$0.22	$0.54
Net cash flows	$—	$—	$—	$—	$—

(a)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” "could," “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using that day’s LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use that day’s LBMA Gold Price AM. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Beginning January 1, 2014, the gold bullion held by the Trust is valued at fair value. Prior to January 1, 2014, the gold bullion held by the Trust was valued at the lower of cost or market, using the average cost method. In applying the lower of cost or market valuation, if the fair value of the gold bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the gold bullion held increased subsequent to the market value reserve being recorded by the Trust, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of gold bullion was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to gold bullion inventory.”

Fair value of the gold bullion is based on the LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM. Prior to March 20, 2015, fair value of the gold bullion was based on the price of gold fixed of each working day (London time) by the London Fix.

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

The following chart shows the daily London PM Fix or LBMA Gold Price, as applicable, for the period from December 2010 through December 2015(a):

(a)     The London PM Fix was discontinued on March 19, 2015 and was subsequently replaced by the LBMA Gold Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2015

The Trust’s net asset value fell from $6,213,387,199 at December 31, 2014 to $5,209,802,846 at December 31, 2015, a 16.15% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of gold, which fell from $1,199.25 (the London AM Fix at December 31, 2014) to $1,062.25 (the LBMA Gold Price AM at December 31, 2015). The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 535,400,000 at December 31, 2014 to 508,100,000 at December 31, 2015, a consequence of 72,050,000 Shares (1,441 Baskets) being created and 99,350,000 Shares (1,987 Baskets) being redeemed during the year.

The 11.71% decline in the Trust’s net asset value per Share from $11.61 at December 31, 2014 to $10.25 at December 31, 2015 is directly related to the 11.42% decrease in the price of gold.

The Trust’s net asset value per Share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $15,245,766 for the year, or 0.25% of the Trust’s average weighted assets of $6,095,485,424 during the year. The net asset value per Share of $12.54 on January 22, 2015 was the highest during the year, compared with a low of $10.13 on December 17, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $762,115,999, resulting from a net investment loss of $15,245,766, a net realized loss of $611,193 from investment in gold bullion sold to pay expenses, a net realized loss of $87,180,988 on gold distributed for the redemption of Shares and an unrealized loss on investment in gold bullion of $659,078,052. Other than the Sponsor’s fees of $15,245,766, the Trust had no expenses during the year ended December 31, 2015.

The Year Ended December 31, 2014

The Trust’s net asset value fell from $6,271,029,069 at December 31, 2013 to $6,213,387,199 at December 31, 2014, a 0.92% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 538,000,000 at December 31, 2013 to 535,400,000 at December 31, 2014, a consequence of 48,100,000 Shares (962 Baskets) being created and 50,700,000 Shares (1,014 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a decline in the London Fix price, which fell from $1,201.50 at December 31, 2013 to $1,199.25 at December 31, 2014.

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

Net loss for the year ended December 31, 2014 was $42,416,645, resulting from a net investment loss of $16,627,675, a net realized gain of $698,688 from investment in gold bullion sold to pay expenses, a net realized gain of $13,670,054 on gold bullion distributed for the redemption of Shares and an unrealized loss on investment in gold bullion of $40,157,712. Other than the Sponsor’s fees of $16,627,675, the Trust had no expenses during the year ended December 31, 2014.

The Year Ended December 31, 2013

The Trust’s net asset value fell from $11,645,298,468 at December 31, 2012 to $6,271,029,069 at December 31, 2013, a 46.15% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decline in the London Fix price, which fell 27.79% from $1,664.00 at December 31, 2012 to $1,201.50 at December 31, 2013. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 719,550,000 Shares at December 31, 2012 to 538,000,000 Shares at December 31, 2013, a consequence of 63,250,000 Shares (1,265 Baskets) being created and 244,800,000 Shares (4,896 Baskets) being redeemed during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements (a)

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Expenses
Sponsor’s fees	$3,992	$3,972	$3,714	$3,568	$15,246
Total expenses(a)	3,992	3,972	3,714	3,568	15,246
Net investment loss	(3,992)	(3,972)	(3,714)	(3,568)	(15,246)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion sold to pay expenses	33	(60)	(256)	(328)	(611)
Net realized loss from gold bullion distributed for the redemption of Shares	(336)	—	(33,080)	(53,765)	(87,181)
Net change in unrealized appreciation/depreciation on investment in gold bullion	(77,196)	(87,069)	(280,316)	(214,497)	(659,078)
Net realized and unrealized loss	(77,499)	(87,129)	(313,652)	(268,590)	(746,870)
NET LOSS	$(81,491)	$(91,101)	$(317,366)	$(272,158)	$(762,116)
Net loss per Share	$(0.15)	$(0.16)	$(0.59)	$(0.51)	$(1.40)
Weighted-average Shares outstanding	549,776,667	552,975,275	541,303,261	529,753,804	543,391,507

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Expenses
Sponsor’s fees	$4,184	$4,231	$4,293	$3,920	$16,628
Total expenses	4,184	4,231	4,293	3,920	16,628
Net investment loss	(4,184)	(4,231)	(4,293)	(3,920)	(16,628)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion sold to pay expenses	234	222	293	(50)	699
Net realized gain (loss) from gold bullion distributed for the redemption of Shares	3,828	5,354	5,830	(1,342)	13,670
Net change in unrealized appreciation/depreciation on investment in gold bullion	463,444	114,888	(529,525)	(88,965)	(40,158)
Net realized and unrealized gain (loss)	467,506	120,464	(523,402)	(90,357)	(25,789)
NET INCOME (LOSS)	$463,322	$116,233	$(527,695)	$(94,277)	$(42,417)
Net income (loss) per Share	$0.85	$0.21	$(0.96)	$(0.18)	$(0.08)
Weighted-average Shares outstanding	542,006,667	543,390,110	548,120,652	535,805,978	542,329,726

(a)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2015.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 53, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 56, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from September 2004 to December 2009. Since January 2010, Mr. Gee has served as Managing Director of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer to several investment management firms and began his career at PricewaterhouseCoopers. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Philip Jensen, 57, became a principal of the Sponsor in September 2009, and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 64, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 69, became a principal of the Sponsor in September 2009, and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 were:

	2015	2014
Audit fees	$63,900	$98,400
Audit-related fees	250	250
Tax fees	—	—
All other fees	—	—
	$64,150	$98,650

(5)     The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6)     None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

iShares Gold Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares Gold Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares Gold Trust (“the Trust”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 29, 2016

iShares Gold Trust

Balance Sheets

At December 31, 2015 and 2014

	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
ASSETS
Current assets
Investment in gold bullion at fair value (a)	$5,210,940	$6,214,710
TOTAL ASSETS	$5,210,940	$6,214,710

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,137	$1,323
Total liabilities	1,137	1,323

Commitments and contingent liabilities (Note 6)	—	—
Shareholders’ equity (b)	5,209,803	6,213,387
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,210,940	$6,214,710

Shares issued and outstanding (c)	508,100,000	535,400,000
Net asset value per Share (d)	$10.25	$11.61

(a)     Cost of investment in gold bullion: $5,910,176 and $6,254,868, respectively.

(b)     Represents net asset value. Please refer to Note 2D.

(c)     No par value, unlimited amount authorized.

(d)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Disclosure of net asset value per Share is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares Gold Trust

Income Statements

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015 (a)	2014 (a)	2013
Revenue
Proceeds from sales of gold bullion inventory to pay expenses	$—	$—	$22,834
Cost of gold bullion inventory sold to pay expenses	—	—	(21,261)
Gain on sales of gold bullion inventory to pay expenses	—	—	1,573
Gain on gold bullion distributed for the redemption of Shares	—	—	142,694
Total gain on sales and distributions of gold bullion	—	—	144,267
Adjustment to gold bullion inventory	—	—	(750,591)
Total loss on gold bullion	—	—	(606,324)
Expenses
Sponsor’s fees	15,246	16,628	21,742
Total expenses	15,246	16,628	21,742
Net investment loss(b)	(15,246)	(16,628)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion sold to pay expenses	(611)	699	—
Net realized gain (loss) from gold bullion distributed for the redemption of Shares	(87,181)	13,670	—
Net realized loss	(87,792)	14,369	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	(659,078)	(40,158)	—
Net realized and unrealized loss	(746,870)	(25,789)	—
NET LOSS	$(762,116)	(42,417)	$(628,066)
Net loss per Share	$(1.40)	$(0.08)	$(1.00)
Weighted-average Shares outstanding	543,391,507	$542,329,726	627,129,863

(a)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B.

(b)     Net investment income (loss) is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s)	2015	2014	2013
Shareholders’ equity (deficit) – beginning of period (a)	$6,213,387	$6,271,029	$(2,332,728)
Contributions for Shares issued	830,131	590,757	—
Distributions for Shares redeemed	(1,071,599)	(605,982)	—
Net investment loss	(15,246)	(16,628)	—
Net realized gain (loss) from gold bullion sold to pay expenses	(611)	699	—
Net realized gain (loss) from gold bullion distributed for the redemption of Shares	(87,181)	13,670	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	(659,078)	(40,158)	—
Net loss (b)	—	—	(628,066)
Adjustment of redeemable capital Shares to redemption value	—	—	2,960,794
Shareholders’ equity (deficit) – end of period	$5,209,803 (c)	$6,213,387 (c)	$—

(a)     The Trust reclassified redeemable capital shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     The components of net loss for the years ended December 31, 2015 and 2014 are reflected in the other captions disclosed within this statement.

(c)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of gold bullion to pay expenses	$15,432	$16,698	$22,834
Expenses – Sponsor’s fees paid	(15,432)	(16,698)	(22,834)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(762,116)	$(42,417)	$(628,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Proceeds from sales of gold bullion sold to pay expenses	15,432	16,698	—
Net realized (gain) loss from gold bullion sold to pay expenses	611	(699)	—
Cost of gold bullion inventory sold to pay expenses	—	—	21,261
Net realized (gain) loss from gold bullion distributed for the redemption of Shares	87,181	(13,670)	(142,694)
Net change in unrealized appreciation/depreciation on investment in gold bullion	659,078	40,158	—
Adjustment to gold bullion inventory	—	—	750,591
Change in operating assets and liabilities:
Sponsor’s fees payable	(186)	(70)	(1,092)
Net cash provided by operating activities	$—	$—	$—
Supplemental disclosure of non-cash information:
Gold bullion contributed for subscription of Shares (a)	$830,131	$590,757	$928,370
Gold bullion distributed for redemption of Shares (a)	$(1,071,599)	$(605,982)	$(3,199,151)

(a)     Presented at fair value for the years ended December 31, 2015 and 2014 and at cost for the year ended December 31, 2013.

See notes to financial statements.

iShares Gold Trust

Schedules of Investments

At December 31, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
December 31, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	4,905.6	$5,910,176	$5,210,940

Total Investment – 100.02%			5,210,940
Less Liabilities – (0.02)%			(1,137)
Net Assets – 100.00%			$5,209,803

December 31, 2014
Description	Ounces	Cost	Fair Value
Gold bullion	5,182.2	$6,254,868	$6,214,710

Total Investment – 100.02%			6,214,710
Less Liabilities – (0.02)%			(1,323)
Net Assets – 100.00%			$6,213,387

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements

December 31, 2015

1 – Organization

The iShares Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in gold bullion.

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Please refer to Note 2B Investment Company Status.

2 – Significant Accounting Policies

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. Assessment of the Trust’s status as an investment company under ASU 2013-08 determined that the Trust meets all of the fundamental characteristics of an investment company solely for accounting purposes and not for any other purpose. As a result, effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act.

As a result of the prospective application at ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning January 1, 2014. Financial statements and disclosures for periods prior to January 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The Trust will solely utilize investment company financial statement presentations and captions in conjunction with the December 31, 2016 10-K filing since the Trust will have been applying investment company accounting for all relevant periods presented. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and application of Topic 946 include:

●	reporting of gold bullion at fair value on the Balance Sheet, which was previously reported at the lower of cost or market;
●

recognition of the change in unrealized appreciation or depreciation on investment in gold bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

●

Shares of the Trust are classified as “Shareholders’ equity,” representing the net asset value on the Balance Sheet, which was previously classified as “Redeemable capital Shares.” An adjustment was recorded at January 1, 2014 to reclassify the balance of redeemable capital Shares at December 31, 2013 into shareholders’ equity as follows (all balances in 000’s):

	Balance at December 31, 2013	ASU 2013-08 Transition Adjustment	Balance at January 1, 2014
Redeemable capital Shares	$6,271,029	$(6,271,029)	$—
Shareholders’ equity	$—	$6,271,029	$6,271,029

●	the addition of a Schedule of Investments and a Financial Highlights note to the financial statements.

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

Fair value of the gold bullion is based on the price of gold determined in an auction hosted by ICE Benchmark Administration (the “IBA”) in the afternoon (London time), on each day that the London gold market is open for business, and announced by the London Bullion Market Association shortly thereafter (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by the IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”). Prior to March 20, 2015, fair value of the gold bullion was based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (such price, the “London PM Fix”). If there was no announced London PM Fix, the Trustee was authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation took place (such price, the “London AM Fix”).

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the years ended December 31, 2015, 2014 and 2013 (all balances in 000’s):

December 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	696.6	830,131	830,131	—
Gold bullion distributed	(959.9)	(1,158,780)	(1,071,599)	(87,181)
Gold bullion sold to pay expenses	(13.3)	(16,043)	(15,432)	(611)
Net realized loss on gold bullion	—	—	(87,792)	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	(659,078)	—
Ending balance	4,905.6	$5,910,176	$5,210,940	$(87,792)

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220.5	$6,272,422	$6,272,422	$—
Gold bullion contributed	466.0	590,757	590,757	—
Gold bullion distributed	(491.0)	(592,312)	(605,982)	13,670
Gold bullion sold to pay expenses	(13.3)	(15,999)	(16,698)	699
Net realized gain on gold bullion	—	—	14,369	—
Net change in unrealized appreciation/depreciation on investment in gold bullion	—	—	(40,158)	—
Ending balance	5,182.2	$6,254,868	$6,214,710	$14,369

December 31, 2013	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,999.9	$9,315,055	$11,647,783	$—
Gold bullion contributed	614.6	928,370	928,370	—
Gold bullion distributed	(2,378.2)	(3,199,151)	(3,341,845)	142,694
Gold bullion sold to pay expenses	(15.8)	(21,261)	(22,834)	1,573
Adjustment to gold bullion inventory(a)	—	(750,591)	—	—
Adjustment for realized gain on gold bullion	—	—	144,267	—
Adjustment for unrealized loss on gold bullion	—	—	(3,083,319)	—
Ending balance	5,220.5	$6,272,422	$6,272,422	$144,267

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

The per Share amount of gold exchanged for a purchase or redemption represents the per Share amount of gold held by the Trust, after giving effect to its liabilities. The Trustee calculates the gold amount in respect of any liabilities of the Trust daily using the LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM. Prior to March 20, 2015, the Trustee used the London PM Fix price to calculate the gold amount in respect of any liabilities. If there was no announced London PM Fix on a business day, the Trustee was authorized to use the most recently announced London AM Fix.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

As noted in Note 2B above, beginning January 1, 2014, Shares of the Trust are classified as shareholders’ equity. The Trust reflects Shares issued and Shares redeemed within shareholders’ equity on trade date.

Share activity was as follows (all balances in 000’s):

	Years Ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Shares issued	72,050	$830,131	48,100	$590,757
Shares redeemed	(99,350)	(1,071,599)	(50,700)	(605,982)
Net decrease	(27,300)	$(241,468)	(2,600)	$(15,225)

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

Activity in redeemable capital Shares for the year ended December 31, 2013 was as follows (all balances in 000’s):

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

The Sponsor has reviewed the tax positions as of December 31, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

3 – Trust Expenses

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

4 – Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

5 – Indemnification

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

6 – Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7 – Concentration Risk

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

8 – Financial Highlights

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B.

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Net asset value per Share, beginning of period	$11.61	$11.66

Net investment loss(a)	(0.03)	(0.03)
Net realized and unrealized loss(b)	(1.33)	(0.02)
Net decrease in net assets from operations	(1.36)	(0.05)
Net asset value per Share, end of period	$10.25	$11.61

Total return, at net asset value(c)	(11.71)%	(0.43)%

Ratio to average net assets:
Net investment loss	(0.25)%	(0.25)%
Expenses	0.25%	0.25%

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

9 – Investment Valuation

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

At December 31, 2015 and December 31, 2014, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2016

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2016

/s/ Philip Jensen
Philip Jensen
Director

Date: February 29, 2016

/s/ Peter Landini
Peter Landini
Director

Date: February 29, 2016

/s/ Kimun Lee
Kimun Lee
Director

Date: February 29, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.