Form 10-Q
period 2016-03-31
ISHARES GOLD TRUST
filed 2016-05-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2016 and December 31, 2015

	March 31,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Assets
Investment in gold bullion, at fair value(a)	$7,410,267	$5,210,940
Total Assets	7,410,267	5,210,940

Liabilities
Sponsor’s fees payable	1,624	1,137
Total Liabilities	1,624	1,137

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$7,408,643	$5,209,803

Shares issued and outstanding(b)	620,850,000	508,100,000
Net asset value per Share (Note 2D)	$11.93	$10.25

(a)     Cost of investment in gold bullion: $7,174,407 and $5,910,176, respectively.

(b)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Expenses
Sponsor’s fees	$4,183	$3,992
Total expenses	4,183	3,992
Net investment loss	(4,183)	(3,992)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(158)	33
Gold bullion distributed for the redemption of Shares	7,165	(336)
Net realized gain (loss)	7,007	(303)
Net change in unrealized appreciation/depreciation	935,096	(77,196)
Net realized and unrealized gain (loss)	942,103	(77,499)

Net increase (decrease) in net assets resulting from operations	$937,920	$(81,491)

Net increase (decrease) in net assets per Share	$1.59	$(0.15)
Weighted-average Shares outstanding	591,374,725	549,776,667

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2016 and the year ended December 31, 2015

	Three Months Ended	Year Ended
(Dollar amounts in $000’s)	March 31, 2016	December 31, 2015
Net Assets, Beginning of Period	$5,209,803	$6,213,387

Operations:
Net investment loss	(4,183)	(15,246)
Net realized gain (loss)	7,007	(87,792)
Net change in unrealized appreciation/depreciation	935,096	(659,078)
Net increase (decrease) in net assets resulting from operations	937,920	(762,116)

Capital Share Transactions:
Contributions for Shares issued	1,593,830	830,131
Distributions for Shares redeemed	(332,910)	(1,071,599)
Net increase (decrease) in net assets from capital share transactions	1,260,920	(241,468)

Increase (decrease) in net assets	2,198,840	(1,003,584)

Net Assets, End of Period	$7,408,643	$5,209,803

Shares issued and redeemed
Shares issued	140,950,000	72,050,000
Shares redeemed	(28,200,000)	(99,350,000)
Net increase (decrease) in Shares issued and outstanding	112,750,000	(27,300,000)

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$3,696	$3,987
Expenses – Sponsor’s fees paid	(3,696)	(3,987)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$937,920	$(81,491)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Proceeds from gold bullion sold to pay expenses	3,696	3,987
Net realized (gain) loss	(7,007)	303
Net change in unrealized appreciation/depreciation	(935,096)	77,196
Change in operating assets and liabilities:
Sponsor’s fees payable	487	5
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,593,830	$412,281
Gold bullion distributed for Shares redeemed	$(332,910)	$(251,695)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
March 31, 2016
Description	Ounces	Cost	Fair Value
Gold bullion	5,990.5	$7,174,407	$7,410,267

Total Investment – 100.02%			7,410,267
Less Liabilities – (0.02)%			(1,624)
Net Assets – 100.00%			$7,408,643

December 31, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	4,905.6	$5,910,176	$5,210,940

Total Investment – 100.02%			5,210,940
Less Liabilities – (0.02)%			(1,137)
Net Assets – 100.00%			$5,209,803

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2016

1 - Organization

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

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2016 and 2015 (all balances in 000’s):

Three Months Ended March 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905.6	$5,910,176	$5,210,940	$—
Gold bullion contributed	1,360.2	1,593,830	1,593,830	—
Gold bullion distributed	(272.1)	(325,745)	(332,910)	7,165
Gold bullion sold to pay expenses	(3.2)	(3,854)	(3,696)	(158)
Net realized gain	—	—	7,007	—
Net change in unrealized appreciation/depreciation	—	—	935,096	—
Ending balance	5,990.5	$7,174,407	$7,410,267	$7,007

Three Months Ended March 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	331.9	412,281	412,281	—
Gold bullion distributed	(208.5)	(252,031)	(251,695)	(336)
Gold bullion sold to pay expenses	(3.3)	(3,954)	(3,987)	33
Net realized loss	—	—	(303)	—
Net change in unrealized appreciation/depreciation	—	—	(77,196)	—
Ending balance	5,302.3	$6,411,164	$6,293,810	$(303)

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of March 31, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net asset value per Share, beginning of period	$10.25	$11.61

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	1.69	(0.12)
Net increase (decrease) in net assets from operations	1.68	(0.13)
Net asset value per Share, end of period	$11.93	$11.48

Total return, at net asset value(c)(d)	16.39%	(1.12)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

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

At March 31, 2016 and December 31, 2015, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the gold held by the Trust using the price determined in an auction hosted by ICE Benchmark Administration (the “IBA”) in the afternoon (London time) of the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”). Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to March 20, 2015, the Trustee valued the gold held by the Trust using the announced price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (such price, the “London PM Fix”). If there was no announced London PM Fix, the Trustee was authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation took place (such price, the “London AM Fix”).

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below, the Trust describes the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

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

Results of Operations

The Quarter Ended March 31, 2016

The Trust’s net asset value grew from $5,209,802,846 at December 31, 2015 to $7,408,643,377 at March 31, 2016, a 42.21% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 508,100,000 Shares at December 31, 2015 to 620,850,000 Shares at March 31, 2016, a consequence of 140,950,000 Shares (2,819 Baskets) being created and 28,200,000 Shares (564 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 16.45% from $1,062.25 (LBMA Gold Price AM) at December 31, 2015 to $1,237.00 (LBMA Gold Price PM) at March 31, 2016.

The 16.39% rise in the Trust’s net asset value per Share from $10.25 at December 31, 2015 to $11.93 at March 31, 2016 is directly related to the 16.45% increase in the price of gold.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,182,506 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,753,923,114 during the quarter. The net asset value per Share of $12.33 on March 4, 2016 was the highest during the quarter, compared with a low during the quarter of $10.40 on January 5, 2016.

Net increase in net assets resulting from operations for the quarter ended March 31, 2016 was $937,920,385, resulting primarily from an unrealized gain on investment in gold bullion of $935,095,915 and a net realized gain of $7,164,838 on gold distributed for the redemption of Shares. These were offset by a net investment loss of $4,182,506 and a net realized loss of $157,862 from gold bullion sold to pay expenses during the period. Other than the Sponsor’s fees of $4,182,506, the Trust had no expenses during the quarter.

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

There were no changes in the Trust's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016, is hereby amended by adding the following Risk Factor which was included in the prospectus filed with the SEC on April 15, 2016:

The Trust is subject to compliance with securities laws, which expose it to potential liabilities, including potential rescission rights.

On March 20, 2015, the Trust filed an automatic shelf registration statement registering 120,000,000 Shares (the "2015 Registration Statement"). On March 7, 2016, the Trust filed an automatic shelf registration statement registering 300,000,000 Shares (the “March 2016 Registration Statement”) which disclosed that between February 19, 2016 and March 3, 2016, the Trust issued and sold a total of 24,900,000 Shares in excess of the total Shares registered on its 2015 Registration Statement. However, the total number of unregistered excess Shares (the "Excess Shares") was 20,100,000 Shares, or less than the previously reported 24,900,000 Shares. The failure to file the March 2016 Registration Statement before the Trust sold more than the Shares registered on the 2015 Registration Statement was inadvertent. On March 3, 2016, the Trust became aware of the error and immediately suspended the issuance of additional Shares pending the filing of the March 2016 Registration Statement. The Excess Shares were not registered at the time of their initial sale, and may not qualify for an exemption from registration, under the Securities Act of 1933, as amended (the “Securities Act”). Authorized Participants and other investors who purchased Excess Shares could have rescission rights. If rescission rights are exercised by these investors, the Trust may be required to reacquire the Excess Shares at a price equal to the price originally paid for such Excess Shares, plus interest owed to the investor on such Excess Shares. Any such investors who no longer own the Excess Shares they acquired may have the right to collect damages from the Trust in lieu of the rescission rights described above. If investors were successful in seeking rescission and/or damages, the Trust would face financial demands that could adversely affect its reputation, business and operations. Additionally, the Trust may become subject to penalties imposed by the SEC and state securities agencies. If investors seek rescission and/or damages or the Trust elects to conduct a rescission offer, the Trust may or may not have the resources and will need to sell gold potentially at unfavorable prices to fund the repurchase of the Excess Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) On March 20, 2015, the Trust filed the 2015 Registration Statement registering 120,000,000 Shares. The March 2016 Registration Statement disclosed that between February 19, 2016 and March 3, 2016, the Trust issued and sold a total of 24,900,000 Shares in excess of the total Shares registered on the 2015 Registration Statement. However, the total number of unregistered excess Shares (the "Excess Shares") was 20,100,000 Shares or less than the previously reported 24,900,000 Shares. In particular, the number of unregistered Excess Shares issued in the first creation order on February 19, 2016 was 900,000 Shares, or a portion of the full creation order of 5,700,000 Shares that was previously reported. The failure to file the March 2016 Registration Statement before the Trust sold more than the Shares registered on the 2015 Registration Statement was inadvertent. On March 3, 2016, the Trust became aware of the error and immediately suspended the issuance of additional Shares pending the filing of the March 2016 Registration Statement. The Excess Shares were not registered at the time of their initial sale, and may not qualify for an exemption from registration, under the Securities Act. Authorized Participants and other investors who purchased Excess Shares could have rescission rights. Information about the creation orders for the Excess Shares is summarized below:

Date of Execution of Creation Order	Number of Shares	Price Per Share	Aggregate Value of Consideration Received
February 19, 2016	900,000	$11.88	$10,691,965
February 19, 2016	2,500,000	$11.88	$29,699,903
February 19, 2016	1,800,000	$11.88	$21,383,930
February 23, 2016	2,500,000	$11.79	$29,462,665
February 25, 2016	3,800,000	$11.93	$45,319,883
February 26, 2016	3,000,000	$11.83	$35,503,569
February 29 2016	1,500,000	$11.92	$17,873,019
March 1, 2016	1,000,000	$11.93	$11,930,710
March 2, 2016	1,500,000	$11.96	$17,935,020
March 2, 2016	600,000	$11.96	$7,174,008
March 3, 2016	1,000,000	$12.06	$12,063,210

b)  Not applicable.

c)  28,200,000 Shares (564 Baskets) were redeemed during the quarter ended March 31, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/16 to 01/31/16	—	—
02/01/16 to 02/29/16	2,900,000	0.0096
03/01/16 to 03/31/16	25,300,000	0.0096
Total	28,200,000	0.0096

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

Date: May 6, 2016

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.