Form 10-Q
period 2016-06-30
ISHARES GOLD TRUST
filed 2016-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At June 30, 2016 and December 31, 2015

	June 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Assets
Investment in gold bullion, at fair value(a)	$8,839,732	$5,210,940
Total Assets	8,839,732	5,210,940

Liabilities
Sponsor’s fees payable	1,672	1,137
Total Liabilities	1,672	1,137

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$8,838,060	$5,209,803

Shares issued and outstanding(b)	694,100,000	508,100,000
Net asset value per Share (Note 2C)	$12.73	$10.25

(a)	Cost of investment in gold bullion: $8,091,223 and $5,910,176, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015	2016	2015
Expenses
Sponsor’s fees	$4,892	$3,972	$9,075	$7,964
Total expenses	4,892	3,972	9,075	7,964
Net investment loss	(4,892)	(3,972)	(9,075)	(7,964)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	147	(60)	(11)	(27)
Gold bullion distributed for the redemption of Shares	2,332	—	9,497	(336)
Net realized gain (loss)	2,479	(60)	9,486	(363)
Net change in unrealized appreciation/depreciation	512,649	(87,069)	1,447,745	(164,265)
Net realized and unrealized gain (loss)	515,128	(87,129)	1,457,231	(164,628)

Net increase (decrease) in net assets resulting from operations	$510,236	$(91,101)	$1,448,156	$(172,592)

Net increase (decrease) in net assets per Share	$0.78	$(0.16)	$2.33	$(0.31)
Weighted-average Shares outstanding	650,145,604	552,975,275	620,760,165	551,384,807

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2016 and the year ended December 31, 2015

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2016	December 31, 2015
Net Assets, Beginning of Period	$5,209,803	$6,213,387

Operations:
Net investment loss	(9,075)	(15,246)
Net realized gain (loss)	9,486	(87,792)
Net change in unrealized appreciation/depreciation	1,447,745	(659,078)
Net increase (decrease) in net assets resulting from operations	1,448,156	(762,116)

Capital Share Transactions:
Contributions for Shares issued	2,652,703	830,131
Distributions for Shares redeemed	(472,602)	(1,071,599)
Net increase (decrease) in net assets from capital share transactions	2,180,101	(241,468)

Increase (decrease) in net assets	3,628,257	(1,003,584)

Net Assets, End of Period	$8,838,060	$5,209,803

Shares issued and redeemed
Shares issued	226,050,000	72,050,000
Shares redeemed	(40,050,000)	(99,350,000)
Net increase (decrease) in Shares issued and outstanding	186,000,000	(27,300,000)

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$8,540	$7,981
Expenses – Sponsor’s fees paid	(8,540)	(7,981)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,448,156	$(172,592)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from gold bullion sold to pay expenses	8,540	7,981
Net realized (gain) loss	(9,486)	363
Net change in unrealized appreciation/depreciation	(1,447,745)	164,265
Change in operating assets and liabilities:
Sponsor’s fees payable	535	(17)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,652,703	$526,719
Gold bullion distributed for Shares redeemed	$(472,602)	$(251,695)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
June 30, 2016
Description	Ounces	Cost	Fair Value
Gold bullion	6,693.0	$8,091,223	$8,839,732

Total Investment – 100.02%			8,839,732
Less Liabilities – (0.02)%			(1,672)
Net Assets – 100.00%			$8,838,060

December 31, 2015
Description	Ounces	Cost	Fair Value
Gold bullion	4,905.6	$5,910,176	$5,210,940

Total Investment – 100.02%			5,210,940
Less Liabilities – (0.02)%			(1,137)
Net Assets – 100.00%			$5,209,803

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2016

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2016 and 2015 (all balances in 000’s):

Three Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,990.5	$7,174,407	$7,410,267	$—
Gold bullion contributed	820.6	1,058,873	1,058,873	—
Gold bullion distributed	(114.2)	(137,360)	(139,692)	2,332
Gold bullion sold to pay expenses	(3.9)	(4,697)	(4,844)	147
Net realized gain	—	—	2,479	—
Net change in unrealized appreciation/depreciation	—	—	512,649	—
Ending balance	6,693.0	$8,091,223	$8,839,732	$2,479

Three Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,302.3	$6,411,164	$6,293,810	$—
Gold bullion contributed	95.7	114,438	114,438	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(3.4)	(4,054)	(3,994)	(60)
Net realized loss	—	—	(60)	—
Net change in unrealized appreciation/depreciation	—	—	(87,069)	—
Ending balance	5,394.6	$6,521,548	$6,317,125	$(60)

The following tables summarize activity in gold bullion for the six months ended June 30, 2016 and 2015 (all balances in 000’s):

Six Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905.6	$5,910,176	$5,210,940	$—
Gold bullion contributed	2,180.8	2,652,703	2,652,703	—
Gold bullion distributed	(386.3)	(463,105)	(472,602)	9,497
Gold bullion sold to pay expenses	(7.1)	(8,551)	(8,540)	(11)
Net realized gain	—	—	9,486	—
Net change in unrealized appreciation/depreciation	—	—	1,447,745	—
Ending balance	6,693.0	$8,091,223	$8,839,732	$9,486

Six Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	427.6	526,719	526,719	—
Gold bullion distributed	(208.5)	(252,031)	(251,695)	(336)
Gold bullion sold to pay expenses	(6.7)	(8,008)	(7,981)	(27)
Net realized loss	—	—	(363)	—
Net change in unrealized appreciation/depreciation	—	—	(164,265)	—
Ending balance	5,394.6	$6,521,548	$6,317,125	$(363)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$11.93	$11.48	$10.25	$11.61

Net investment loss(a)	(0.01)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	0.81	(0.15)	2.49	(0.28)
Net increase (decrease) in net assets from operations	0.80	(0.16)	2.48	(0.29)
Net asset value per Share, end of period	$12.73	$11.32	$12.73	$11.32

Total return, at net asset value(c)(d)	6.71%	(1.39)%	24.20%	(2.50)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2016 and December 31, 2015, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Results of Operations

The Quarter Ended June 30, 2016

The Trust’s net asset value grew from $7,408,643,377 at March 31, 2016 to $8,838,060,245 at June 30, 2016, a 19.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 620,850,000 Shares at March 31, 2016 to 694,100,000 Shares at June 30, 2016, a consequence of 85,100,000 Shares (1,702 Baskets) being created and 11,850,000 Shares (237 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the LBMA Gold Price PM, which rose 6.77% from $1,237.00 at March 31, 2016 to $1,320.75 at June 30, 2016.

The 6.71% rise in the Trust’s net asset value per Share from $11.93 at March 31, 2016 to $12.73 at June 30, 2016 is directly related to the 6.77% increase in the price of gold.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,892,237 for the quarter, or 0.06% of the Trust’s average weighted assets of $7,885,750,919 during the quarter. The net asset value per Share of $12.77 on June 27, 2016 was the highest during the quarter, compared with a low during the quarter of $11.69 on May 31, 2016.

Net increase in net assets from operations for the quarter ended June 30, 2016 was $510,236,028, resulting primarily from an unrealized gain on investment in gold bullion of $512,648,845, a net realized gain of $2,332,465 on gold distributed for the redemption of Shares, and a net realized gain of $146,955 from gold bullion sold to pay expenses during the quarter. These were offset by a net investment loss of $4,892,237. Other than the Sponsor’s fees of $4,892,237, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2016

The Trust’s net asset value grew from $5,209,802,846 at December 31, 2015 to $8,838,060,245 at June 30, 2016, a 69.64% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 508,100,000 Shares at December 31, 2015 to 694,100,000 Shares at June 30, 2016, a consequence of 226,050,000 Shares (4,521 Baskets) being created and 40,050,000 Shares (801 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 24.34% from $1,062.25 (LBMA Gold Price AM) at December 31, 2015 to $1,320.75 (LBMA Gold Price PM) at June 30, 2016.

The 24.20% rise in the Trust’s net asset value per Share from $10.25 at December 31, 2015 to $12.73 at June 30, 2016 is directly related to the 24.34% increase in the price of gold.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $9,074,743 for the period, or 0.12% of the Trust’s average weighted assets of $7,319,837,016 during the period. The net asset value per Share of $12.77 on June 27, 2016 was the highest during the period, compared with a low during the period of $10.40 on January 5, 2016.

Net increase in net assets from operations for the period ended June 30, 2016 was $1,448,156,413, resulting primarily from an unrealized gain on investment in gold bullion of $1,447,744,760 and a net realized gain of $9,497,303 on gold distributed for the redemption of Shares. These were offset by a net investment loss of $9,074,743 and a net realized loss of $10,907 from gold bullion sold to pay expenses during the period. Other than the Sponsor’s fees of $9,074,743, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016, other than those contained in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 11,850,000 Shares (237 Baskets) were redeemed during the quarter ended June 30, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/16 to 04/30/16	2,550,000	0.0096
05/01/16 to 05/31/16	6,300,000	0.0096
06/01/16 to 06/30/16	3,000,000	0.0096
Total	11,850,000	0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey Director, President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2016

/s/ Jack Gee
Jack Gee Director and Chief Financial Officer (Principal financial and accounting officer)

Date: August 8, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.