Form 10-Q
period 2016-09-30
ISHARES GOLD TRUST
filed 2016-11-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2016 and December 31, 2015

	September 30,	December 31,
(Dollar amounts in $000's, except for per Share amounts)	2016	2015
Assets
Investment in gold bullion, at fair value(a)	$9,638,096	$5,210,940
Total Assets	9,638,096	5,210,940

Liabilities
Sponsor's fees payable	1,968	1,137
Total Liabilities	1,968	1,137

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$9,636,128	$5,209,803

Shares issued and outstanding(b)	756,250,000	508,100,000
Net asset value per Share (Note 2C)	$12.74	$10.25

(a)	Cost of investment in gold bullion: $8,897,326 and $5,910,176, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015	2016	2015
Expenses
Sponsor’s fees	$5,954	$3,714	$15,029	$11,678
Total expenses	5,954	3,714	15,029	11,678
Net investment loss	(5,954)	(3,714)	(15,029)	(11,678)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	495	(256)	484	(283)
Gold bullion distributed for the redemption of Shares	6,658	(33,080)	16,155	(33,416)
Net realized gain (loss)	7,153	(33,336)	16,639	(33,699)
Net change in unrealized appreciation/depreciation	(7,739)	(280,316)	1,440,006	(444,581)
Net realized and unrealized gain (loss)	(586)	(313,652)	1,456,645	(478,280)

Net increase (decrease) in net assets resulting from operations	$(6,540)	$(317,366)	$1,441,616	$(489,958)

Net increase (decrease) in net assets per Share	$(0.01)	$(0.59)	$2.18	$(0.89)
Weighted-average Shares outstanding	738,552,717	541,303,261	660,310,949	547,987,363

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2016 and the year ended December 31, 2015

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2016	December 31, 2015
Net Assets, Beginning of Period	$5,209,803	$6,213,387

Operations:
Net investment loss	(15,029)	(15,246)
Net realized gain (loss)	16,639	(87,792)
Net change in unrealized appreciation/depreciation	1,440,006	(659,078)
Net increase (decrease) in net assets resulting from operations	1,441,616	(762,116)

Capital Share Transactions:
Contributions for Shares issued	3,555,014	830,131
Distributions for Shares redeemed	(570,305)	(1,071,599)
Net increase (decrease) in net assets from capital share transactions	2,984,709	(241,468)

Increase (decrease) in net assets	4,426,325	(1,003,584)

Net Assets, End of Period	$9,636,128	$5,209,803

Shares issued and redeemed
Shares issued	295,950,000	72,050,000
Shares redeemed	(47,800,000)	(99,350,000)
Net increase (decrease) in Shares issued and outstanding	248,150,000	(27,300,000)

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$14,198	$11,810
Expenses – Sponsor’s fees paid	(14,198)	(11,810)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,441,616	$(489,958)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	14,198	11,810
Net realized (gain) loss	(16,639)	33,699
Net change in unrealized appreciation/depreciation	(1,440,006)	444,581
Change in operating assets and liabilities:
Sponsor’s fees payable	831	(132)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,555,014	$628,701
Gold bullion distributed for Shares redeemed	$(570,305)	$(599,348)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
September 30, 2016

Description	Ounces	Cost	Fair Value
Gold bullion	7,287.8	$8,897,326	$9,638,096

Total Investment – 100.02%			9,638,096
Less Liabilities – (0.02)%			(1,968)
Net Assets – 100.00%			$9,636,128

December 31, 2015

Description	Ounces	Cost	Fair Value
Gold bullion	4,905.6	$5,910,176	$5,210,940

Total Investment – 100.02%			5,210,940
Less Liabilities – (0.02)%			(1,137)
Net Assets – 100.00%			$5,209,803

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2016

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2016 and 2015 (all balances in 000’s):

Three Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,693.0	$8,091,223	$8,839,732	$—
Gold bullion contributed	673.8	902,311	902,311	—
Gold bullion distributed	(74.7)	(91,045)	(97,703)	6,658
Gold bullion sold to pay expenses	(4.3)	(5,163)	(5,658)	495
Net realized gain	—	—	7,153	—
Net change in unrealized appreciation/depreciation	—	—	(7,739)	—
Ending balance	7,287.8	$8,897,326	$9,638,096	$7,153

Three Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,394.6	$6,521,548	$6,317,125	$—
Gold bullion contributed	88.9	101,982	101,982	—
Gold bullion distributed	(315.0)	(380,733)	(347,653)	(33,080)
Gold bullion sold to pay expenses	(3.4)	(4,085)	(3,829)	(256)
Net realized loss	—	—	(33,336)	—
Net change in unrealized appreciation/depreciation	—	—	(280,316)	—
Ending balance	5,165.1	$6,238,712	$5,753,973	$(33,336)

The following tables summarize activity in gold bullion for the nine months ended September 30, 2016 and 2015 (all balances in 000’s):

Nine Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905.6	$5,910,176	$5,210,940	$—
Gold bullion contributed	2,854.6	3,555,014	3,555,014	—
Gold bullion distributed	(461.0)	(554,150)	(570,305)	16,155
Gold bullion sold to pay expenses	(11.4)	(13,714)	(14,198)	484
Net realized gain	—	—	16,639	—
Net change in unrealized appreciation/depreciation	—	—	1,440,006	—
Ending balance	7,287.8	$8,897,326	$9,638,096	$16,639

Nine Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182.2	$6,254,868	$6,214,710	$—
Gold bullion contributed	516.5	628,701	628,701	—
Gold bullion distributed	(523.5)	(632,764)	(599,348)	(33,416)
Gold bullion sold to pay expenses	(10.1)	(12,093)	(11,810)	(283)
Net realized loss	—	—	(33,699)	—
Net change in unrealized appreciation/depreciation	—	—	(444,581)	—
Ending balance	5,165.1	$6,238,712	$5,753,973	$(33,699)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of September 30, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$12.73	$11.32	$10.25	$11.61

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(b)	0.02	(0.55)	2.51	(0.83)
Net increase (decrease) in net assets from operations	0.01	(0.56)	2.49	(0.85)
Net asset value per Share, end of period	$12.74	$10.76	$12.74	$10.76

Total return, at net asset value(c)(d)	0.08%	(4.95)%	24.29%	(7.32)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2016 and December 31, 2015, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Results of Operations

The Quarter Ended September 30, 2016

The Trust’s net asset value grew from $8,838,060,245 at June 30, 2016 to $9,636,128,359 at September 30, 2016, a 9.03% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 694,100,000 Shares at June 30, 2016 to 756,250,000 Shares at September 30, 2016, a consequence of 69,900,000 Shares (1,398 Baskets) being created and 7,750,000 Shares (155 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the LBMA Gold Price PM, which rose 0.13% from $1,320.75 at June 30, 2016 to $1,322.50 at September 30, 2016.

The 0.08% rise in the Trust’s net asset value per Share from $12.73 at June 30, 2016 to $12.74 at September 30, 2016 is directly related to the 0.13% increase in the price of gold.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $5,953,865 for the quarter, or 0.06% of the Trust’s average weighted assets of $9,482,415,291 during the quarter. The net asset value per Share of $13.17 on July 6, 2016 was the highest during the quarter, compared with a low during the quarter of $12.61 on September 16, 2016.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2016 was $6,539,934, resulting primarily from an unrealized loss on investment in gold bullion of $7,738,711 and a net investment loss of $5,953,865. These were offset by a net realized gain of $6,657,663 on gold distributed for the redemption of Shares and a net realized gain of $494,979 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $5,953,865, the Trust had no expenses during the quarter.

The Nine Months September 30, 2016

The Trust’s net asset value grew from $5,209,802,846 at December 31, 2015 to $9,636,128,359 at September 30, 2016, an 84.96% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 508,100,000 Shares at December 31, 2015 to 756,250,000 Shares at September 30, 2016, a consequence of 295,950,000 Shares (5,919 Baskets) being created and 47,800,000 Shares (956 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 24.50% from $1,062.25 (LBMA Gold Price AM) at December 31, 2015 to $1,322.50 (LBMA Gold Price PM) at September 30, 2016.

The 24.29% rise in the Trust’s net asset value per Share from $10.25 at December 31, 2015 to $12.74 at September 30, 2016 is directly related to the 24.50% increase in the price of gold.

The Trust’s net asset value per Share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $15,028,608 for the period, or 0.19% of the Trust’s average weighted assets of $8,045,958,189 during the period. The net asset value per Share of $13.17 on July 6, 2016 was the highest during the period, compared with a low during the period of $10.40 on January 5, 2016.

Net increase in net assets from operations for the period ended September 30, 2016 was $1,441,616,479, resulting primarily from an unrealized gain on investment in gold bullion of $1,440,006,049, a net realized gain of $16,154,966 on gold distributed for the redemption of Shares, and a net realized gain of $484,072 from gold bullion sold to pay expense during the period. These were offset by a net investment loss of $15,028,608. Other than the Sponsor’s fees of $15,028,608, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 7,750,000 Shares (155 Baskets) were redeemed during the quarter ended September 30, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
07/01/16 to 07/31/16	—	—
08/01/16 to 08/31/16	—	—
09/01/16 to 09/30/16	7,750,000	0.0096
Total	7,750,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Third Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10‑K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Annual Report on Form 10-K on November 12, 2008

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

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2016

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.