Form 10-K
period 2016-12-31
ISHARES GOLD TRUST
filed 2017-02-24
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates was approximately $7,559,498,263. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

  None.

PART I

Item 1. Business.

The purpose of the iShares Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of gold held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on January 21, 2005 when an initial deposit of gold was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. (“BlackRock”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $5,209,802,846 at December 31, 2015 to $7,310,131,020 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 508,100,000 Shares outstanding at December 31, 2015 to 655,000,000 Shares outstanding at December 31, 2016.

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

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the Trust at such time, less the Trust’s expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allow a level of participation in the gold market through the securities market.

An investment in Shares is:

Backed by gold held by the Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. The Trust’s gold holdings are represented by physical gold and are identified on the Custodian’s books as the property of the Trust and are held by the Custodian in New York, Toronto, London and other locations that may be authorized in the future.

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

Relatively cost efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of Shares, an investment in Shares may represent a cost‑efficient alternative to investments in gold for investors not otherwise in a position to participate directly in the market for physical gold.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV of the Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on June 20, 2016 and December 19, 2016 issued their reports summarizing their findings. Such reports were posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s gold is warehoused once (in the quarter ended December 31, 2016).

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM. LBMA Gold Price PM is the price per fine troy ounce of gold, stated in U.S. dollars, determined by the ICE Benchmark Administration (the “IBA”) following one or more 45-second electronic auctions conducted starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and announced by the LBMA shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

Once the value of the Trust’s gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and other assets held by the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

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

The Sponsor earned $20,312,154 for the year ended December 31, 2016.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must either (1) meet the requirements to be delivered in settlement of a COMEX gold futures contract pursuant to rules adopted by COMEX, or (2) meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian or submit a purchase order through the Trustee’s electronic order entry system. The Trustee will acknowledge the purchase order unless it or the Sponsor decides to refuse the deposit. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that gold can be delivered to the Custodian in New York, Toronto, London or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Gold Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. In the case of purchase orders submitted via the Trustee’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in the Trustee’s electronic order system. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit gold in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. At the creation of the Trust, the initial Basket Gold Amount was 5,000 ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. Beginning on March 20, 2015, the Trustee determines the Basket Gold Amount for a given day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s LBMA Gold Price PM. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses and the Sponsor’s fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Trustee intends to make available on each business day through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

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

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the gold represented by such Baskets or submit a redemption order through the Trustee’s electronic order entry system. The date the Trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

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

Redemptions may be suspended only (1) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non‑U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not (1) a U.S. Shareholder as defined above or (2) a partnership for United States federal income tax purposes, is considered a “Non-U.S. Shareholder” for purposes of this discussion.

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

When the Trust sells gold, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold. The delivery to the Trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces) and the subsequent delivery by the Trust of gold in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares and (2) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying gold for purposes of Code Section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

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

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (3) the Plan’s funding objectives and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

The London PM Fix was the benchmark price for valuation of gold held by the Trust from December 9, 2010 until March 19, 2015. On March 19, 2015, the London PM Fix was discontinued and replaced by the LBMA Gold Price PM beginning March 20, 2015. The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by the IBA, an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic, physically settled, and tradable auction, during which buyers and sellers trade physical spot gold at a pre-determined price and the price of the final auction is published to the market as the LBMA Gold Price AM and LBMA Gold Price PM for that day. IBA hosts each auction in rounds of 45 seconds (which may be adjusted by IBA by notice). The prices for each round of any auction are set by an independent chairperson appointed by IBA, who sets the prices in their sole discretion in line with the market conditions and the activity in the auction. An auction will conclude following a round in which the difference between the entered buying and selling interest (referred to as imbalance) does not exceed a certain volume of gold identified by IBA (initially set at 20,000 troy ounces), and the price for that round will be published as the LBMA Gold Price AM (for the auction taking place at 10:00 a.m. (London time)) or the LBMA Gold Price PM (for the auction taking place at 3:00 p.m. (London time)) for that day. IBA has indicated that the chairperson responsible for setting the prices for the auctions will have the requisite credentials and experience and will be independent from any direct participant or sponsored client. However, because the identity of the chairperson will not be disclosed to the market, it will not be possible for the Trustee to independently assess the adequacy of the chairperson’s qualifications or to assure the chairperson’s independence from any third party or market participant. In addition, because the chairperson has unlimited discretion in setting the auction prices and does not rely on any automated algorithm for the price setting, there can be no assurance that the LBMA Gold Price AM or LBMA Gold Price PM will accurately reflect the fundamentals of the gold market. See “Business – Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately two years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fees, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and the COMEX in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

On March 20, 2015, the Trust filed an automatic shelf registration statement registering 120,000,000 Shares (the “2015 Registration Statement”). On March 7, 2016, the Trust filed an automatic shelf registration statement registering 300,000,000 Shares (the “March 2016 Registration Statement”) which disclosed that between February 19, 2016 and March 3, 2016, the Trust issued and sold a total of 24,900,000 Shares in excess of the total Shares registered on its 2015 Registration Statement. However, the total number of unregistered excess Shares (the “Excess Shares”) was 20,100,000 Shares, or less than the previously reported 24,900,000 Shares, as described in greater detail in “Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Excess Shares Activities”. The failure to file the March 2016 Registration Statement before the Trust sold more than the Shares registered on the 2015 Registration Statement was inadvertent. On March 3, 2016, the Trust became aware of the error and immediately suspended the issuance of additional Shares pending the filing of the March 2016 Registration Statement. The Excess Shares were not registered at the time of their initial sale, and may not qualify for an exemption from registration, under the Securities Act of 1933, as amended (the “Securities Act”). Authorized Participants and other investors who purchased Excess Shares could have rescission rights. If rescission rights are exercised by these investors, the Trust may be required to reacquire the Excess Shares at a price equal to the price originally paid for such Excess Shares, plus interest owed to the investor on such Excess Shares. Any such investors who no longer own the Excess Shares they acquired may have the right to collect damages from the Trust in lieu of the rescission rights described above. If investors were successful in seeking rescission and/or damages, the Trust would face financial demands that could adversely affect its reputation, business and operations. Additionally, the Trust may become subject to penalties imposed by the SEC and state securities agencies. If investors seek rescission and/or damages or the Trust elects to conduct a rescission offer, the Trust may or may not have the resources and will need to sell gold potentially at unfavorable prices to fund the repurchase of the Excess Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 4, 2008, the Shares commenced trading on NYSE Arca under the symbol “IAU.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “IAU,” since their initial public offering on January 21, 2005.

For each of the quarters during the fiscal years ended December 31, 2016 and 2015, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$12.27	$10.38	$12.62	$11.10
Second Quarter	12.80	11.66	11.84	11.32
Third Quarter	13.18	12.60	11.30	10.48
Fourth Quarter	12.66	10.86	11.48	10.15

Holders

The number of Shareholders of record of the Trust as of December 31, 2016 was approximately 399,243.

Dividends

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2016 and 2015. The Trust has no obligation to make periodic distributions to Shareholders

Excess Shares Activities

Below are the details of the creation orders for the sale of Excess Shares. For additional information, see “Item 1A. Risk Factors.” The Trust is subject to compliance with securities laws, which expose it to potential liabilities, including potential rescission rights.

Date of Execution of Creation Order	Number of Shares	Price Per Share	Aggregate Value of Consideration Received
February 19, 2016	900,000	$11.88	$10,691,965
February 19, 2016	2,500,000	11.88	29,699,903
February 19, 2016	1,800,000	11.88	21,383,930
February 23, 2016	2,500,000	11.79	29,462,665
February 25, 2016	3,800,000	11.93	45,319,883
February 26, 2016	3,000,000	11.83	35,503,569
February 29 2016	1,500,000	11.92	17,873,019
March 1, 2016	1,000,000	11.93	11,930,710
March 2, 2016	1,500,000	11.96	17,935,020
March 2, 2016	600,000	11.96	7,174,008
March 3, 2016	1,000,000	12.06	12,063,210

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

120,150,000 Shares (2,403 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/16 to 10/31/16	—	—
11/01/16 to 11/30/16	103,350,000	0.0096
12/01/16 to 12/31/16	16,800,000	0.0096
Total	120,150,000	0.0096

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2016, 2015, 2014, 2013 and 2012 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on January 21, 2005.

	December 31,
	2016(a)	2015(a)	2014(a)	2013	2012
Total gain (loss) on gold bullion	$—	$—	$—	$(606,323,985)	$161,694,123
Net realized gain (loss) on gold bullion	25,068,804	(87,792,181)	14,368,742	—	—
Net income (loss)	308,743,920	(762,115,999)	(42,416,645)	(628,065,967)	136,332,236
Net income (loss) per Share	0.46	(1.40)	(0.08)	(1.00)	0.22
Net cash flows	—	—	—	—	—
Total assets	7,311,674,849	5,210,940,144	6,214,710,412	6,272,422,250	9,315,055,391

(a)	Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2016 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total gain on gold bullion	$7,006,976	$2,479,420	$7,152,642	$8,429,766
Net income (loss)	937,920,385	510,236,028	(6,539,934)	(1,132,872,559)
Net income (loss) per Share	1.59	0.78	(0.01)	(1.59)
Net cash flows	—	—	—	—
Total assets	7,410,267,384	8,839,732,130	9,638,096,266	7,311,674,849

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using that day’s LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use that day’s LBMA Gold Price AM. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Valuation of Gold Bullion

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

The following chart shows the daily London PM Fix or LBMA Gold Price, as applicable, for the period from December 2011 through December 2016(a):

Gold Prices (December 2011 - December 2016)
Prices in USD
$2,000
$1,900
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16

(a)	The London PM Fix was discontinued on March 19, 2015 and was subsequently replaced by the LBMA Gold Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2016

The Trust’s net asset value grew from $5,209,802,846 at December 31, 2015 to $7,310,131,020 at December 31, 2016, a 40.31% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 508,100,000 at December 31, 2015 to 655,000,000 at December 31, 2016, a consequence of 314,850,000 Shares (6,297 Baskets) being created and 167,950,000 Shares (3,359 Baskets) being redeemed during the year. The Trust’s net asset value also benefited from an increase in the LBMA Gold Price AM, which rose from $1,062.25 at December 31, 2015 to $1,159.10 at December 31, 2016.

The 8.88% rise in the Trust’s NAV from $10.25 at December 31, 2015 to $11.16 at December 31, 2016 is directly related to the 9.12% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $20,312,154 for the year, or 0.25% of the Trust’s average weighted assets of $8,130,808,581 during the year. The NAV of $13.17 on July 6, 2016 was the highest during the year, compared with a low of $10.40 on January 5, 2016.

Net increase in net assets resulting from operations for the year ended December 31, 2016 was $308,743,920, resulting from unrealized gain on investment in gold bullion of $303,987,270, a net realized gain of $24,436,649 on gold distributed for the redemption of Shares and a net realized gain of $632,155 on gold bullion sold to pay expenses, offset by a net investment loss of $20,312,154. Other than the Sponsor’s fees of $20,312,154, the Trust had no expenses during the year.

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

The 11.71% decline in the Trust’s NAV from $11.61 at December 31, 2014 to $10.25 at December 31, 2015 is directly related to the 11.42% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $15,245,766 for the year, or 0.25% of the Trust’s average weighted assets of $6,095,485,424 during the year. The NAV of $12.54 on January 22, 2015 was the highest during the year, compared with a low of $10.13 on December 17, 2015.

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

The 0.43% decline in the Trust’s NAV from $11.66 at December 31, 2013 to $11.61 at December 31, 2014 is directly related to the 0.19% decrease in the London Fix price.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $16,627,675 for the year, or 0.25% of the Trust’s average weighted assets of $6,650,903,454 during the year. The NAV of $13.43 on March 14, 2014 was the highest during the year, compared with a low of $11.06 on November 5, 2014.

Net decrease in net assets resulting from operations for the year ended December 31, 2014 was $42,416,645, resulting from a net investment loss of $16,627,675, a net realized gain of $698,688 from investment in gold bullion sold to pay expenses, a net realized gain of $13,670,054 on gold bullion distributed for the redemption of Shares and an unrealized loss on investment in gold bullion of $40,157,712. Other than the Sponsor’s fees of $16,627,675, the Trust had no expenses during the year ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2016 and 2015.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Expenses
Sponsor’s fees	$4,182,506	$4,892,237	$5,953,865	$5,283,546
Total expenses	4,182,506	4,892,237	5,953,865	5,283,546
Net investment loss	(4,182,506)	(4,892,237)	(5,953,865)	(5,283,546)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion sold to pay expenses	(157,862)	146,955	494,979	148,083
Net realized gain from gold bullion distributed for the redemption of Shares	7,164,838	2,332,465	6,657,663	8,281,683
Net change in unrealized appreciation/depreciation on investment in gold bullion	935,095,915	512,648,845	(7,738,711)	(1,136,018,779)
Net realized and unrealized gain (loss)	942,102,891	515,128,265	(586,069)	(1,127,589,013)
Net increase (decrease) in net assets resulting from operations	$937,920,385	$510,236,028	$(6,539,934)	$(1,132,872,559)
Net increase (decrease) in net assets per Share	$1.59	$0.78	$(0.01)	$(1.59)

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Expenses
Sponsor’s fees	$3,991,846	$3,971,709	$3,714,450	$3,567,761
Total expenses	3,991,846	3,971,709	3,714,450	3,567,761
Net investment loss	(3,991,846)	(3,971,709)	(3,714,450)	(3,567,761)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion sold to pay expenses	32,958	(60,399)	(255,612)	(328,140)
Net realized loss from gold bullion distributed for the redemption of Shares	(335,904)	—	(33,080,025)	(53,765,059)
Net change in unrealized appreciation/depreciation on investment in gold bullion	(77,196,288)	(87,068,621)	(280,315,870)	(214,497,273)
Net realized and unrealized gain (loss)	(77,499,234)	(87,129,020)	(313,651,507)	(268,590,472)
Net increase (decrease) in net assets resulting from operations	$(81,491,080)	$(91,100,729)	$(317,365,957)	$(272,158,233)
Net (decrease) in net assets per Share	$(0.15)	$(0.16)	$(0.59)	$(0.51)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Trustees composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 54, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, as a Managing Director in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 57, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer to several investment management firms and began his career at PricewaterhouseCoopers. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 58, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 65, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 70, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2016, the Trust has incurred a Sponsor’s fees of $20,312,154.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees	$61,800	$63,900
Audit-related fees (a)	15,250	250
Tax fees	—	—
All other fees	—	—
	$77,050	$64,150

(a)	Amount represents certain review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Trustees of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	Fourth Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

10.1	Second Amended and Restated Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the registrant’s Amendment No. 1 to Annual Report on Form 10-K on November 12, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

iShares Gold Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustees and Shareholders of

iShares Gold Trust:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and cash flows present fairly, in all material respects, the financial position of iShares Gold Trust (the “Trust”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 24, 2017

iShares Gold Trust
Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
Investment in gold bullion, at fair value(a)	$7,311,674,849	$5,210,940,144
Total Assets	7,311,674,849	5,210,940,144

Liabilities
Sponsor’s fees payable	1,543,829	1,137,298
Total Liabilities	1,543,829	1,137,298

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$7,310,131,020	$5,209,802,846

Shares issued and outstanding(b)	655,000,000	508,100,000
Net asset value per Share (Note 2C)	$11.16	$10.25

(a)	Cost of investment in gold bullion: $7,706,923,343 and $5,910,175,908, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Expenses
Sponsor’s fees	$20,312,154	$15,245,766	$16,627,675
Total expenses	20,312,154	15,245,766	16,627,675
Net investment loss	(20,312,154)	(15,245,766)	(16,627,675)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	632,155	(611,193)	698,688
Gold bullion distributed for the redemption of Shares	24,436,649	(87,180,988)	13,670,054
Net realized gain (loss)	25,068,804	(87,792,181)	14,368,742
Net change in unrealized appreciation/depreciation	303,987,270	(659,078,052)	(40,157,712)
Net realized and unrealized gain (loss)	329,056,074	(746,870,233)	(25,788,970)

Net increase (decrease) in net assets resulting from operations	$308,743,920	$(762,115,999)	$(42,416,645)

Net increase (decrease) in net assets per Share	$0.46	$(1.40)	$(0.08)

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Net Assets, Beginning of Year	$5,209,802,846	$6,213,387,199	$6,271,029,069

Operations:
Net investment loss	(20,312,154)	(15,245,766)	(16,627,675)
Net realized gain (loss)	25,068,804	(87,792,181)	14,368,742
Net change in unrealized appreciation/depreciation	303,987,270	(659,078,052)	(40,157,712)
Net increase (decrease) in net assets resulting from operations	308,743,920	(762,115,999)	(42,416,645)

Capital Share Transactions:
Contributions for Shares issued	3,784,339,342	830,130,993	590,756,513
Distributions for Shares redeemed	(1,992,755,088)	(1,071,599,347)	(605,981,738)
Net increase (decrease) in net assets from capital share transactions	1,791,584,254	(241,468,354)	(15,225,225)

Increase (decrease) in net assets	2,100,328,174	(1,003,584,353)	(57,641,870)

Net Assets, End of Year	$7,310,131,020	$5,209,802,846	$6,213,387,199

Shares issued and redeemed
Shares issued	314,850,000	72,050,000	48,100,000
Shares redeemed	(167,950,000)	(99,350,000)	(50,700,000)
Net increase (decrease) in Shares issued and outstanding	146,900,000	(27,300,000)	(2,600,000)

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$19,905,623	$15,431,681	$16,697,643
Expenses – Sponsor’s fees paid	(19,905,623)	(15,431,681)	(16,697,643)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$308,743,920	$(762,115,999)	$(42,416,645)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	19,905,623	15,431,681	16,697,643
Net realized (gain) loss	(25,068,804)	87,792,181	(14,368,742)
Net change in unrealized appreciation/depreciation	(303,987,270)	659,078,052	40,157,712
Change in operating assets and liabilities:
Sponsor’s fees payable	406,531	(185,915)	(69,968)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,784,339,342	$830,130,993	$590,756,513
Gold bullion distributed for Shares redeemed	$(1,992,755,088)	$(1,071,599,347)	$(605,981,738)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments
At December 31, 2016 and 2015

December 31, 2016

Description	Ounces	Cost	Fair Value
Gold bullion	6,308,062	$7,706,923,343	$7,311,674,849

Total Investment – 100.02%			7,311,674,849
Less Liabilities – (0.02)%			(1,543,829)
Net Assets – 100.00%			$7,310,131,020

December 31, 2015

Description	Ounces	Cost	Fair Value
Gold bullion	4,905,568	$5,910,175,908	$5,210,940,144

Total Investment – 100.02%			5,210,940,144
Less Liabilities – (0.02)%			(1,137,298)
Net Assets – 100.00%			$5,209,802,846

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements

December 31, 2016

1 - Organization

The iShares Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the Fourth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of December 22, 2016. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior years have been changed to conform to the current financial statement presentation.

B.	Gold Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

Fair value of the gold bullion is based on the price of gold determined in an auction hosted by ICE Benchmark Administration (the “IBA”) in the afternoon (London time), on each day that the London gold market is open for business, and announced by the London Bullion Market Association shortly thereafter (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by the IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”). Prior to March 20, 2015, fair value of the gold bullion was based on the price of gold fixed in the afternoon of each working day (London time) by the London Gold Market Fixing Ltd. (the “London PM Fix”). If there was no announced London PM Fix, the Trustee was authorized to use the most recently announced price fixed by the London Gold Market Fixing Ltd. in the morning (London time) of the day the valuation took place (the “London AM Fix”).

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2016, 2015 and 2014:

December 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905,568	$5,910,175,908	$5,210,940,144	$—
Gold bullion contributed	3,036,655	3,784,339,342	3,784,339,342	—
Gold bullion distributed	(1,618,237)	(1,968,318,439)	(1,992,755,088)	24,436,649
Gold bullion sold to pay expenses	(15,924)	(19,273,468)	(19,905,623)	632,155
Net realized gain	—	—	25,068,804	—
Net change in unrealized appreciation/depreciation	—	—	303,987,270	—
Ending balance	6,308,062	$7,706,923,343	$7,311,674,849	$25,068,804

December 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,182,164	$6,254,868,124	$6,214,710,412	$—
Gold bullion contributed	696,554	830,130,993	830,130,993	—
Gold bullion distributed	(959,873)	(1,158,780,335)	(1,071,599,347)	(87,180,988)
Gold bullion sold to pay expenses	(13,277)	(16,042,874)	(15,431,681)	(611,193)
Net realized loss	—	—	(87,792,181)	—
Net change in unrealized appreciation/depreciation	—	—	(659,078,052)	—
Ending balance	4,905,568	$5,910,175,908	$5,210,940,144	$(87,792,181)

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,220,493	$6,272,422,250	$6,272,422,250	$—
Gold bullion contributed	466,018	590,756,513	590,756,513	—
Gold bullion distributed	(491,071)	(592,311,684)	(605,981,738)	13,670,054
Gold bullion sold to pay expenses	(13,276)	(15,998,955)	(16,697,643)	698,688
Net realized gain	—	—	14,368,742	—
Net change in unrealized appreciation/depreciation	—	—	(40,157,712)	—
Ending balance	5,182,164	$6,254,868,124	$6,214,710,412	$14,368,742

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold and other assets held by the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	314,850,000	$3,784,339,342	72,050,000	$830,130,993	48,100,000	$590,756,513
Shares redeemed	(167,950,000)	(1,992,755,088)	(99,350,000)	(1,071,599,347)	(50,700,000)	(605,981,738)
Net increase (decrease)	146,900,000	$1,791,584,254	(27,300,000)	$(241,468,354)	(2,600,000)	$(15,225,225)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Net asset value per Share, beginning of year	$10.25	$11.61	$11.66

Net investment loss(a)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	0.94	(1.33)	(0.02)
Net increase (decrease) in net assets from operations	0.91	(1.36)	(0.05)
Net asset value per Share, end of year	$11.16	$10.25	$11.61

Total return, at net asset value(c)	8.88%	(11.71)%	(0.43)%

Ratio to average net assets:
Net investment loss	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2016 and December 31, 2015, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey Director, President and Chief Executive Officer (Principal executive officer)

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey Director, President and Chief Executive Officer (Principal executive officer)

Date:	February 24, 2017

/s/ Jack Gee
Jack Gee Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	February 24, 2017

/s/ Philip Jensen
Philip Jensen Director

Date:	February 24, 2017

/s/ Peter Landini
Peter Landini Director

Date:	February 24, 2017

/s/ Kimun Lee
Kimun Lee Director

Date:	February 24, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.