Form 10-Q
period 2017-03-31
ISHARES GOLD TRUST
filed 2017-05-05
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Assets
Investment in gold bullion, at fair value(a)	$7,998,734,500	$7,311,674,849
Total Assets	7,998,734,500	7,311,674,849

Liabilities
Sponsor’s fees payable	1,665,642	1,543,829
Total Liabilities	1,665,642	1,543,829

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$7,997,068,858	$7,310,131,020

Shares issued and outstanding(b)	667,600,000	655,000,000
Net asset value per Share (Note 2C)	$11.98	$11.16

(a)	Cost of investment in gold bullion: $7,847,423,443 and $7,706,923,343, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Expenses
Sponsor’s fees	$4,799,173	$4,182,506
Total expenses	4,799,173	4,182,506
Net investment loss	(4,799,173)	(4,182,506)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(93,902)	(157,862)
Gold bullion distributed for the redemption of Shares	2,112,153	7,164,838
Net realized gain	2,018,251	7,006,976
Net change in unrealized appreciation/depreciation	546,559,551	935,095,915
Net realized and unrealized gain (loss)	548,577,802	942,102,891

Net increase in net assets resulting from operations	$543,778,629	$937,920,385

Net increase in net assets per Share	$0.82	$1.59

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2017 and the year ended December 31, 2016

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Net Assets, Beginning of Period	$7,310,131,020	$5,209,802,846

Operations:
Net investment loss	(4,799,173)	(20,312,154)
Net realized gain	2,018,251	25,068,804
Net change in unrealized appreciation/depreciation	546,559,551	303,987,270
Net increase in net assets resulting from operations	543,778,629	308,743,920

Capital Share Transactions:
Contributions for Shares issued	431,456,784	3,784,339,342
Distributions for Shares redeemed	(288,297,575)	(1,992,755,088)
Net increase in net assets from capital share transactions	143,159,209	1,791,584,254

Increase in net assets	686,937,838	2,100,328,174

Net Assets, End of Period	$7,997,068,858	$7,310,131,020

Shares issued and redeemed
Shares issued	36,950,000	314,850,000
Shares redeemed	(24,350,000)	(167,950,000)
Net increase in Shares issued and outstanding	12,600,000	146,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$4,677,360	$3,695,797
Expenses – Sponsor’s fees paid	(4,677,360)	(3,695,797)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$543,778,629	$937,920,385
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	4,677,360	3,695,797
Net realized (gain) loss	(2,018,251)	(7,006,976)
Net change in unrealized appreciation/depreciation	(546,559,551)	(935,095,915)
Change in operating assets and liabilities:
Sponsor’s fees payable	121,813	486,709
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$431,456,784	$1,593,830,000
Gold bullion distributed for Shares redeemed	$(288,297,575)	$(332,909,854)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2017 and December 31, 2016

March 31, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	6,425,460	$7,847,423,443	$7,998,734,500

Total Investment – 100.02%			7,998,734,500
Less Liabilities – (0.02)%			(1,665,642)
Net Assets – 100.00%			$7,997,068,858

December 31, 2016

Description	Ounces	Cost	Fair Value
Gold bullion	6,308,062	$7,706,923,343	$7,311,674,849

Total Investment – 100.02%			7,311,674,849
Less Liabilities – (0.02)%			(1,543,829)
Net Assets – 100.00%			$7,310,131,020

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2017

1 - Organization

The iShares Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the Fourth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor on December 22, 2016. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

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

Fair value of the gold bullion is based on the price of gold determined in an auction hosted by ICE Benchmark Administration (“IBA”) in the afternoon (London time), on each day that the London gold market is open for business, and announced by the London Bullion Market Limited Association shortly thereafter (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by IBA in the morning (London time) of the day the valuation takes place (such price, the “LBMA Gold Price AM”).

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	355,672	431,456,784	431,456,784	—
Gold bullion distributed	(234,367)	(286,185,422)	(288,297,575)	2,112,153
Gold bullion sold to pay expenses	(3,907)	(4,771,262)	(4,677,360)	(93,902)
Net realized gain	—	—	2,018,251	—
Net change in unrealized appreciation/depreciation	—	—	546,559,551	—
Ending balance	6,425,460	$7,847,423,443	$7,998,734,500	$2,018,251

Three Months Ended March 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905,568	$5,910,175,908	$5,210,940,144	$—
Gold bullion contributed	1,360,213	1,593,830,000	1,593,830,000	—
Gold bullion distributed	(272,052)	(325,745,016)	(332,909,854)	7,164,838
Gold bullion sold to pay expenses	(3,214)	(3,853,659)	(3,695,797)	(157,862)
Net realized gain	—	—	7,006,976	—
Net change in unrealized appreciation/depreciation	—	—	935,095,915	—
Ending balance	5,990,515	$7,174,407,233	$7,410,267,384	$7,006,976

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold and other assets held by the Trust. The Trustee computes the net asset value per Share (“NAV”) by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of March 31, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net asset value per Share, beginning of period	$11.16	$10.25

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain(b)	0.83	1.69
Net increase in net assets from operations	0.82	1.68
Net asset value per Share, end of period	$11.98	$11.93

Total return, at net asset value(c)(d)	7.35%	16.39%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2017 and December 31, 2016, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Fourth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca, Inc. under the symbol IAU.

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

Results of Operations

The Quarter Ended March 31, 2017

The Trust’s net asset value grew from $7,310,131,020 at December 31, 2016 to $7,997,068,858 at March 31, 2017, a 9.40% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 7.40% from $1,159.10 (LBMA Gold Price AM) at December 31, 2016 to $1,244.85 (LBMA Gold Price PM) at March 31, 2017. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 655,000,000 Shares at December 31, 2016 to 667,600,000 Shares at March 31, 2017, a consequence of 36,950,000 Shares (739 Baskets) being created and 24,350,000 Shares (487 Baskets) being redeemed during the quarter.

The 7.35% rise in the Trust’s NAV from $11.16 at December 31, 2016 to $11.98 at March 31, 2017 is directly related to the 7.40% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $4,799,173 for the quarter, or 0.06% of the Trust’s average weighted assets of $7,793,035,656 during the quarter. The NAV of $12.10 on March 27, 2017 was the highest during the quarter, compared with a low during the quarter of $11.08 on January 3, 2017.

Net increase in net assets resulting from operations for the quarter ended March 31, 2017 was $543,778,629, resulting primarily from an unrealized gain on investment in gold bullion of $546,559,551 and a net realized gain of $2,112,153 on gold distributed for the redemption of Shares, offset by a net investment loss of $4,799,173 and a net realized loss of $93,902 from investment in gold bullion sold to pay expenses during the period. Other than the Sponsor’s fees of $4,799,173, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,350,000 Shares (487 Baskets) were redeemed during the quarter ended March 31, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/17 to 01/31/17	1,500,000	$0.0096
02/01/17 to 02/28/17	3,700,000	0.0096
03/01/17 to 03/31/17	19,150,000	0.0096
Total	24,350,000	$0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Fourth Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.