Form 10-Q
period 2017-06-30
ISHARES GOLD TRUST
filed 2017-08-08
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
Assets
Investment in gold bullion, at fair value(a)	$8,401,202,679	$7,311,674,849
Total Assets	8,401,202,679	7,311,674,849

Liabilities
Sponsor’s fees payable	1,723,222	1,543,829
Total Liabilities	1,723,222	1,543,829

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$8,399,479,457	$7,310,131,020

Shares issued and outstanding(b)	703,100,000	655,000,000
Net asset value per Share (Note 2C)	$11.95	$11.16

(a)	Cost of investment in gold bullion: $8,277,677,317 and $7,706,923,343, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expenses
Sponsor’s fees	$5,140,279	$4,892,237	$9,939,452	$9,074,743
Total expenses	5,140,279	4,892,237	9,939,452	9,074,743
Net investment loss	(5,140,279)	(4,892,237)	(9,939,452)	(9,074,743)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	136,474	146,955	42,572	(10,907)
Gold bullion distributed for the redemption of Shares	2,432,470	2,332,465	4,544,623	9,497,303
Net realized gain	2,568,944	2,479,420	4,587,195	9,486,396
Net change in unrealized appreciation/depreciation	(27,785,695)	512,648,845	518,773,856	1,447,744,760
Net realized and unrealized gain (loss)	(25,216,751)	515,128,265	523,361,051	1,457,231,156

Net increase (decrease) in net assets resulting from operations	$(30,357,030)	$510,236,028	$513,421,599	$1,448,156,413

Net increase (decrease) in net assets per Share	$(0.04)	$0.78	$0.76	$2.33

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2017 and the year ended December 31, 2016

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Net Assets, Beginning of Period	$7,310,131,020	$5,209,802,846

Operations:
Net investment loss	(9,939,452)	(20,312,154)
Net realized gain	4,587,195	25,068,804
Net change in unrealized appreciation/depreciation	518,773,856	303,987,270
Net increase in net assets resulting from operations	513,421,599	308,743,920

Capital Share Transactions:
Contributions for Shares issued	999,543,283	3,784,339,342
Distributions for Shares redeemed	(423,616,445)	(1,992,755,088)
Net increase in net assets from capital share transactions	575,926,838	1,791,584,254

Increase in net assets	1,089,348,437	2,100,328,174

Net Assets, End of Period	$8,399,479,457	$7,310,131,020

Shares issued and redeemed
Shares issued	83,750,000	314,850,000
Shares redeemed	(35,650,000)	(167,950,000)
Net increase in Shares issued and outstanding	48,100,000	146,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$9,760,059	$8,540,156
Expenses – Sponsor’s fees paid	(9,760,059)	(8,540,156)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$513,421,599	$1,448,156,413
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	9,760,059	8,540,156
Net realized (gain) loss	(4,587,195)	(9,486,396)
Net change in unrealized appreciation/depreciation	(518,773,856)	(1,447,744,760)
Change in operating assets and liabilities:
Sponsor’s fees payable	179,393	534,587
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$999,543,283	$2,652,702,811
Gold bullion distributed for Shares redeemed	$(423,616,445)	$(472,601,825)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2017 and December 31, 2016

June 30, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	6,762,892	$8,277,677,317	$8,401,202,679

Total Investment – 100.02%			8,401,202,679
Less Liabilities – (0.02)%			(1,723,222)
Net Assets – 100.00%			$8,399,479,457

December 31, 2016

Description	Ounces	Cost	Fair Value
Gold bullion	6,308,062	$7,706,923,343	$7,311,674,849

Total Investment – 100.02%			7,311,674,849
Less Liabilities – (0.02)%			(1,543,829)
Net Assets – 100.00%			$7,310,131,020

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2017

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,425,460	$7,847,423,443	$7,998,734,500	$—
Gold bullion contributed	450,189	568,086,499	568,086,499	—
Gold bullion distributed	(108,710)	(132,886,400)	(135,318,870)	2,432,470
Gold bullion sold to pay expenses	(4,047)	(4,946,225)	(5,082,699)	136,474
Net realized gain	—	—	2,568,944	—
Net change in unrealized appreciation/depreciation	—	—	(27,785,695)	—
Ending balance	6,762,892	$8,277,677,317	$8,401,202,679	$2,568,944

Three Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,990,515	$7,174,407,233	$7,410,267,384	$—
Gold bullion contributed	820,637	1,058,872,811	1,058,872,811	—
Gold bullion distributed	(114,276)	(137,359,506)	(139,691,971)	2,332,465
Gold bullion sold to pay expenses	(3,912)	(4,697,404)	(4,844,359)	146,955
Net realized gain	—	—	2,479,420	—
Net change in unrealized appreciation/depreciation	—	—	512,648,845	—
Ending balance	6,692,964	$8,091,223,134	$8,839,732,130	$2,479,420

The following tables summarize activity in gold bullion for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	805,861	999,543,283	999,543,283	—
Gold bullion distributed	(343,077)	(419,071,822)	(423,616,445)	4,544,623
Gold bullion sold to pay expenses	(7,954)	(9,717,487)	(9,760,059)	42,572
Net realized gain	—	—	4,587,195	—
Net change in unrealized appreciation/depreciation	—	—	518,773,856	—
Ending balance	6,762,892	$8,277,677,317	$8,401,202,679	$4,587,195

Six Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905,568	$5,910,175,908	$5,210,940,144	$—
Gold bullion contributed	2,180,850	2,652,702,811	2,652,702,811	—
Gold bullion distributed	(386,328)	(463,104,522)	(472,601,825)	9,497,303
Gold bullion sold to pay expenses	(7,126)	(8,551,063)	(8,540,156)	(10,907)
Net realized gain	—	—	9,486,396	—
Net change in unrealized appreciation/depreciation	—	—	1,447,744,760	—
Ending balance	6,692,964	$8,091,223,134	$8,839,732,130	$9,486,396

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$11.98	$11.93	$11.16	$10.25

Net investment loss(a)	(0.01)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	(0.02)	0.81	0.80	2.49
Net increase (decrease) in net assets from operations	(0.03)	0.80	0.79	2.48
Net asset value per Share, end of period	$11.95	$12.73	$11.95	$12.73

Total return, at net asset value(c)(d)	(0.25)%	6.71%	7.08%	24.20%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2017 and December 31, 2016, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2017

The Trust’s net asset value grew from $7,997,068,858 at March 31, 2017 to $8,399,479,457 at June 30, 2017, a 5.03% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 667,600,000 Shares at March 31, 2017 to 703,100,000 Shares at June 30, 2017, a consequence of 46,800,000 Shares (936 Baskets) being created and 11,300,000 Shares (226 Baskets) being redeemed during the quarter. The increase in the Trust’s net assets was partially offset by a decrease in the price of gold, which fell 0.21% from $1,244.85 at March 31, 2017 to $1,242.25 at June 30, 2017.

The 0.25% decrease in the Trust’s NAV from $11.98 at March 31, 2017 to $11.95 at June 30, 2017 is directly related to the 0.21% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $5,140,279 for the quarter, or 0.06% of the Trust’s average weighted assets of $8,251,437,685 during the quarter. The NAV of $12.44 on June 6, 2017 was the highest during the quarter, compared with a low during the quarter of $11.74 on May 9, 2017.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2017 was $30,357,030, resulting primarily from an unrealized loss on investment in gold bullion of $27,785,695 and a net investment loss of $5,140,279, partially offset by a realized gain of $2,432,470 on gold distributed for the redemption of Shares and a net realized gain of $136,474 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $5,140,279, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2017

The Trust’s net asset value grew from $7,310,131,020 at December 31, 2016 to $8,399,479,457 at June 30, 2017, a 14.90% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 655,000,000 Shares at December 31, 2016 to 703,100,000 Shares at June 30, 2017, a consequence of 83,750,000 Shares (1,675 Baskets) being created and 35,650,000 Shares (713 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 7.17% from $1,159.10 (LBMA Gold Price AM) at December 31, 2016 to $1,242.25 (LBMA Gold Price PM) at June 30, 2017.

The 7.08% increase in the Trust’s NAV from $11.16 at December 31, 2016 to $11.95 at June 30, 2017 is directly related to the 7.17% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $9,939,452 for the period, or 0.12% of the Trust’s average weighted assets of $8,023,502,975 during the period. The NAV of $12.44 on June 6, 2017 was the highest during the period, compared with a low during the period of $11.08 on January 3, 2017.

Net increase in net assets resulting from operations for the six months ended June 30, 2017 was $513,421,599, resulting primarily from an unrealized gain on investment in gold bullion of $518,773,856, a net realized gain of $4,544,623 on gold distributed for the redemption of Shares and a net realized gain of $42,572 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $9,939,452. Other than the Sponsor’s fees of $9,939,452, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 11,300,000 Shares (226 Baskets) were redeemed during the quarter ended June 30, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/17 to 04/30/17	1,800,000	$0.0096
05/01/17 to 05/31/17	9,500,000	0.0096
06/01/17 to 06/30/17	—	—
Total	11,300,000	$0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Fourth Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Current Report on Form 8‑K filed by the Registrant on December 22, 2016

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with the Amendment No. 1 to Annual Report on Form 10‑K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.