Form 10-Q
period 2017-09-30
ISHARES GOLD TRUST
filed 2017-11-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 001-32418

iShares® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices)(Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
Assets
Investment in gold bullion, at fair value(a)	$9,428,726,089	$7,311,674,849
Total Assets	9,428,726,089	7,311,674,849

Liabilities
Sponsor’s fees payable	1,921,601	1,543,829
Total Liabilities	1,921,601	1,543,829

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$9,426,804,488	$7,310,131,020

Shares issued and outstanding(b)	764,450,000	655,000,000
Net asset value per Share (Note 2C)	$12.33	$11.16

(a)	Cost of investment in gold bullion: $9,047,063,229 and $7,706,923,343, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expenses
Sponsor’s fees	$5,574,503	$5,953,865	$15,513,955	$15,028,608
Total expenses	5,574,503	5,953,865	15,513,955	15,028,608
Net investment loss	(5,574,503)	(5,953,865)	(15,513,955)	(15,028,608)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	204,104	494,979	246,676	484,072
Gold bullion distributed for the redemption of Shares	14,453,668	6,657,663	18,998,291	16,154,966
Net realized gain	14,657,772	7,152,642	19,244,967	16,639,038
Net change in unrealized appreciation/depreciation	258,137,498	(7,738,711)	776,911,354	1,440,006,049
Net realized and unrealized gain (loss)	272,795,270	(586,069)	796,156,321	1,456,645,087

Net increase (decrease) in net assets resulting from operations	$267,220,767	$(6,539,934)	$780,642,366	$1,441,616,479

Net increase (decrease) in net assets per Share	$0.37	$(0.01)	$1.13	$2.18

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2017 and the year ended December 31, 2016

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Net Assets, Beginning of Period	$7,310,131,020	$5,209,802,846

Operations:
Net investment loss	(15,513,955)	(20,312,154)
Net realized gain	19,244,967	25,068,804
Net change in unrealized appreciation/depreciation	776,911,354	303,987,270
Net increase in net assets resulting from operations	780,642,366	308,743,920

Capital Share Transactions:
Contributions for Shares issued	2,067,477,206	3,784,339,342
Distributions for Shares redeemed	(731,446,104)	(1,992,755,088)
Net increase in net assets from capital share transactions	1,336,031,102	1,791,584,254

Increase in net assets	2,116,673,468	2,100,328,174

Net Assets, End of Period	$9,426,804,488	$7,310,131,020

Shares issued and redeemed
Shares issued	170,000,000	314,850,000
Shares redeemed	(60,550,000)	(167,950,000)
Net increase in Shares issued and outstanding	109,450,000	146,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$15,136,183	$14,197,999
Expenses – Sponsor’s fees paid	(15,136,183)	(14,197,999)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$780,642,366	$1,441,616,479
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	15,136,183	14,197,999
Net realized (gain) loss	(19,244,967)	(16,639,038)
Net change in unrealized appreciation/depreciation	(776,911,354)	(1,440,006,049)
Change in operating assets and liabilities:
Sponsor’s fees payable	377,772	830,609
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,067,477,206	$3,555,013,884
Gold bullion distributed for Shares redeemed	$(731,446,104)	$(570,304,850)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At September 30, 2017 and December 31, 2016

September 30, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	7,348,395	$9,047,063,229	$9,428,726,089

Total Investment – 100.02%			9,428,726,089
Less Liabilities – (0.02)%			(1,921,601)
Net Assets – 100.00%			$9,426,804,488

December 31, 2016

Description	Ounces	Cost	Fair Value
Gold bullion	6,308,062	$7,706,923,343	$7,311,674,849

Total Investment – 100.02%			7,311,674,849
Less Liabilities – (0.02)%			(1,543,829)
Net Assets – 100.00%			$7,310,131,020

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2017

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial statement presentation.

B.	Gold Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

Fair value of the gold bullion held by the Trust is based on the price of gold determined in an auction hosted by ICE Benchmark Administration Limited (“IBA”) in the afternoon (London time), on each day that the London gold market is open for business, and announced by the London Bullion Market Association shortly thereafter (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by IBA in the morning (London time) of that day (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,762,892	$8,277,677,317	$8,401,202,679	$—
Gold bullion contributed	829,112	1,067,933,923	1,067,933,923	—
Gold bullion distributed	(239,388)	(293,375,991)	(307,829,659)	14,453,668
Gold bullion sold to pay expenses	(4,221)	(5,172,020)	(5,376,124)	204,104
Net realized gain	—	—	14,657,772	—
Net change in unrealized appreciation/depreciation	—	—	258,137,498	—
Ending balance	7,348,395	$9,047,063,229	$9,428,726,089	$14,657,772

Three Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,692,964	$8,091,223,134	$8,839,732,130	$—
Gold bullion contributed	673,745	902,311,073	902,311,073	—
Gold bullion distributed	(74,677)	(91,045,362)	(97,703,025)	6,657,663
Gold bullion sold to pay expenses	(4,247)	(5,162,864)	(5,657,843)	494,979
Net realized gain	—	—	7,152,642	—
Net change in unrealized appreciation/depreciation	—	—	(7,738,711)	—
Ending balance	7,287,785	$8,897,325,981	$9,638,096,266	$7,152,642

The following tables summarize activity in gold bullion for the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	1,634,973	2,067,477,206	2,067,477,206	—
Gold bullion distributed	(582,465)	(712,447,813)	(731,446,104)	18,998,291
Gold bullion sold to pay expenses	(12,175)	(14,889,507)	(15,136,183)	246,676
Net realized gain	—	—	19,244,967	—
Net change in unrealized appreciation/depreciation	—	—	776,911,354	—
Ending balance	7,348,395	$9,047,063,229	$9,428,726,089	$19,244,967

Nine Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905,568	$5,910,175,908	$5,210,940,144	$—
Gold bullion contributed	2,854,595	3,555,013,884	3,555,013,884	—
Gold bullion distributed	(461,005)	(554,149,884)	(570,304,850)	16,154,966
Gold bullion sold to pay expenses	(11,373)	(13,713,927)	(14,197,999)	484,072
Net realized gain	—	—	16,639,038	—
Net change in unrealized appreciation/depreciation	—	—	1,440,006,049	—
Ending balance	7,287,785	$8,897,325,981	$9,638,096,266	$16,639,038

C.	Calculation of Net Asset Value

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

Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trustee and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

The Sponsor has reviewed the tax positions as of September 30, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

5 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates and subsidiaries shall be indemnified by the Trust for any liability or expense incurred by any such person that arises out of or in connection with the performance of obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, absent such person’s negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of such person’s duties and obligations.

The Trust has agreed that the Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of the Custodian’s negligence, fraud or willful default in the performance of its duties.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$11.95	$12.73	$11.16	$10.25

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain(b)	0.39	0.02	1.19	2.51
Net increase in net assets from operations	0.38	0.01	1.17	2.49
Net asset value per Share, end of period	$12.33	$12.74	$12.33	$12.74

Total return, at net asset value(c)(d)	3.18%	0.08%	10.48%	24.29%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2017 and December 31, 2016, the value of the gold bullion held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. under the ticker symbol IAU.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price of gold determined in an auction hosted by ICE Benchmark Administration Limited (“IBA”) in the afternoon (London time) of the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an auction hosted by IBA in the morning (London time) of that day (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended September 30, 2017

The Trust’s net asset value grew from $8,399,479,457 at June 30, 2017 to $9,426,804,488 at September 30, 2017, a 12.23% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 703,100,000 Shares at June 30, 2017 to 764,450,000 Shares at September 30, 2017, a consequence of 86,250,000 Shares (1,725 Baskets) being created and 24,900,000 Shares (498 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 3.29% from $1,242.25 (LBMA Gold Price PM) at June 30, 2017 to $1,283.10 (LBMA Gold Price PM) at September 30, 2017.

The 3.18% increase in the Trust’s NAV from $11.95 at June 30, 2017 to $12.33 at September 30, 2017 is directly related to the 3.29% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $5,574,503 for the quarter, or 0.06% of the Trust’s average weighted assets of $8,857,554,543 during the quarter. The NAV of $12.94 on September 8, 2017 was the highest during the quarter, compared with a low during the quarter of $11.65 on July 11, 2017.

Net increase in net assets resulting from operations for the quarter ended September 30, 2017 was $267,220,767, resulting primarily from an unrealized gain on investment in gold bullion of $258,137,498, a net realized gain of $14,453,668 on gold distributed for the redemption of Shares and a net realized gain of $204,104 from gold bullion sold to pay expenses during the quarter, offset by a net investment loss of $5,574,503. Other than the Sponsor’s fees of $5,574,503, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2017

The Trust’s net asset value grew from $7,310,131,020 at December 31, 2016 to $9,426,804,488 at September 30, 2017, a 28.96% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 655,000,000 Shares at December 31, 2016 to 764,450,000 Shares at September 30, 2017, a consequence of 170,000,000 Shares (3,400 Baskets) being created and 60,550,000 Shares (1,211 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 10.70% from $1,159.10 (LBMA Gold Price AM) at December 31, 2016 to $1,283.10 (LBMA Gold Price PM) at September 30, 2017.

The 10.48% increase in the Trust’s NAV from $11.16 at December 31, 2016 to $12.33 at September 30, 2017 is directly related to the 10.70% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $15,513,955 for the period, or 0.19% of the Trust’s average weighted assets of $8,304,576,031 during the period. The NAV of $12.94 on September 8, 2017 was the highest during the period, compared with a low during the period of $11.08 on January 3, 2017.

Net increase in net assets resulting from operations for the nine months ended September 30, 2017 was $780,642,366, resulting primarily from an unrealized gain on investment in gold bullion of $776,911,354, a net realized gain of $18,998,291 on gold distributed for the redemption of Shares and a net realized gain of $246,676 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $15,513,955. Other than the Sponsor’s fees of $15,513,955, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,900,000 Shares (498 Baskets) were redeemed during the quarter ended September 30, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/17 to 07/31/17	10,300,000	$0.0096
08/01/17 to 08/31/17	12,600,000	0.0096
09/01/17 to 09/30/17	2,000,000	0.0096
Total	24,900,000	$0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Fourth Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2017

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.