Form 10-Q
period 2018-03-31
ISHARES GOLD TRUST
filed 2018-05-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Investment in gold bullion, at fair value(a)	$11,550,842,235	$10,149,604,427
Total Assets	11,550,842,235	10,149,604,427

Liabilities
Sponsor’s fees payable	2,416,775	2,097,290
Total Liabilities	2,416,775	2,097,290

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,548,425,460	$10,147,507,137

Shares issued and outstanding(b)	908,800,000	814,900,000
Net asset value per Share (Note 2C)	$12.71	$12.45

(a)	Cost of investment in gold bullion: $10,859,308,652 and $9,663,574,842, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Expenses
Sponsor’s fees	$6,856,858	$4,799,173
Total expenses	6,856,858	4,799,173
Net investment loss	(6,856,858)	(4,799,173)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	401,147	(93,902)
Gold bullion distributed for the redemption of Shares	2,159,919	2,112,153
Net realized gain	2,561,066	2,018,251
Net change in unrealized appreciation/depreciation	205,503,998	546,559,551
Net realized and unrealized gain (loss)	208,065,064	548,577,802

Net increase in net assets resulting from operations	$201,208,206	$543,778,629

Net increase in net assets per Share	$0.23	$0.82

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2018 and the year ended December 31, 2017

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Net Assets, Beginning of Period	$10,147,507,137	$7,310,131,020

Operations:
Net investment loss	(6,856,858)	(21,630,631)
Net realized gain	2,561,066	22,215,914
Net change in unrealized appreciation/depreciation	205,503,998	881,278,079
Net increase in net assets resulting from operations	201,208,206	881,863,362

Capital Share Transactions:
Contributions for Shares issued	1,237,667,439	2,782,113,163
Distributions for Shares redeemed	(37,957,322)	(826,600,408)
Net increase in net assets from capital share transactions	1,199,710,117	1,955,512,755

Increase in net assets	1,400,918,323	2,837,376,117

Net Assets, End of Period	$11,548,425,460	$10,147,507,137

Shares issued and redeemed
Shares issued	96,900,000	228,250,000
Shares redeemed	(3,000,000)	(68,350,000)
Net increase in Shares issued and outstanding	93,900,000	159,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$6,537,373	$4,677,360
Expenses – Sponsor’s fees paid	(6,537,373)	(4,677,360)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$201,208,206	$543,778,629
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	6,537,373	4,677,360
Net realized (gain) loss	(2,561,066)	(2,018,251)
Net change in unrealized appreciation/depreciation	(205,503,998)	(546,559,551)
Change in operating assets and liabilities:
Sponsor’s fees payable	319,485	121,813
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,237,667,439	$431,456,784
Gold bullion distributed for Shares redeemed	$(37,957,322)	$(288,297,575)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At March 31, 2018 and December 31, 2017

March 31, 2018
Description	Ounces	Cost	Fair Value
Gold bullion	8,725,190	$10,859,308,652	$11,550,842,235

Total Investment – 100.02%			11,550,842,235
Less Liabilities – (0.02)%			(2,416,775)
Net Assets – 100.00%			$11,548,425,460

December 31, 2017
Description	Ounces	Cost	Fair Value
Gold bullion	7,828,465	$9,663,574,842	$10,149,604,427

Total Investment – 100.02%			10,149,604,427
Less Liabilities – (0.02)%			(2,097,290)
Net Assets – 100.00%			$10,147,507,137

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2018

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Fair value of the gold bullion held by the Trust is based on the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on each day that the London gold market is open for business (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	930,477	1,237,667,439	1,237,667,439	—
Gold bullion distributed	(28,802)	(35,797,403)	(37,957,322)	2,159,919
Gold bullion sold to pay expenses	(4,950)	(6,136,226)	(6,537,373)	401,147
Net realized gain	—	—	2,561,066	—
Net change in unrealized appreciation/depreciation	—	—	205,503,998	—
Ending balance	8,725,190	$10,859,308,652	$11,550,842,235	$2,561,066

Three Months Ended March 31, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	355,672	431,456,784	431,456,784	—
Gold bullion distributed	(234,367)	(286,185,422)	(288,297,575)	2,112,153
Gold bullion sold to pay expenses	(3,907)	(4,771,262)	(4,677,360)	(93,902)
Net realized gain	—	—	2,018,251	—
Net change in unrealized appreciation/depreciation	—	—	546,559,551	—
Ending balance	6,425,460	$7,847,423,443	$7,998,734,500	$2,018,251

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of March 31, 2018 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net asset value per Share, beginning of period	$12.45	$11.16

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain(b)	0.27	0.83
Net increase in net assets from operations	0.26	0.82
Net asset value per Share, end of period	$12.71	$11.98

Total return, at net asset value(c)(d)	2.09%	7.35%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2018 and December 31, 2017, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol IAU.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value and the net asset value per Share (“NAV”) of the Trust. The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value grew from $10,147,507,137 at December 31, 2017 to $11,548,425,460 at March 31, 2018, a 13.81% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 814,900,000 Shares at December 31, 2017 to 908,800,000 Shares at March 31, 2018, a consequence of 96,900,000 Shares (1,938 Baskets) being created and 3,000,000 Shares (60 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 2.11% from $1,296.50 (LBMA Gold Price AM) at December 31, 2017 to $1,323.85 (LBMA Gold Price PM) at March 31, 2018.

The 2.09% increase in the Trust’s NAV from $12.45 at December 31, 2017 to $12.71 at March 31, 2018 is directly related to the 2.11% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $6,856,858 for the quarter, or 0.06% of the Trust’s average weighted assets of $11,139,323,422 during the quarter. The NAV of $13.01 on January 25, 2018 was the highest during the quarter, compared with a low during the quarter of $12.56 on March 1, 2018.

Net increase in net assets resulting from operations for the quarter ended March 31, 2018 was $201,208,206, resulting primarily from an unrealized gain on investment in gold bullion of $205,503,998, a net realized gain of $2,159,919 on gold distributed for the redemption of Shares and a net realized gain of $401,147 from gold bullion sold to pay expenses during the quarter, offset by a net investment loss of $6,856,858. Other than the Sponsor’s fees of $6,856,858, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 3,000,000 Shares (60 Baskets) were redeemed during the quarter ended March 31, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/18 to 01/31/18	—	$—
02/01/18 to 02/28/18	3,000,000	0.0096
03/01/18 to 03/31/18	—	—
Total	3,000,000	$0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2018

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2018

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.