Form 10-Q
period 2018-06-30
ISHARES GOLD TRUST
filed 2018-08-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
Assets
Investment in gold bullion, at fair value(a)	$10,801,014,832	$10,149,604,427
Total Assets	10,801,014,832	10,149,604,427

Liabilities
Sponsor’s fees payable	2,348,296	2,097,290
Total Liabilities	2,348,296	2,097,290

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,798,666,536	$10,147,507,137

Shares issued and outstanding(b)	900,250,000	814,900,000
Net asset value per Share (Note 2C)	$12.00	$12.45

(a)	Cost of investment in gold bullion: $10,806,316,895 and $9,663,574,842, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expenses
Sponsor’s fees	$7,411,485	$5,140,279	$14,268,343	$9,939,452
Total expenses	7,411,485	5,140,279	14,268,343	9,939,452
Net investment loss	(7,411,485)	(5,140,279)	(14,268,343)	(9,939,452)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	353,659	136,474	754,806	42,572
Gold bullion distributed for the redemption of Shares	28,506,558	2,432,470	30,666,477	4,544,623
Net realized gain	28,860,217	2,568,944	31,421,283	4,587,195
Net change in unrealized appreciation/depreciation	(696,835,646)	(27,785,695)	(491,331,648)	518,773,856
Net realized and unrealized gain (loss)	(667,975,429)	(25,216,751)	(459,910,365)	523,361,051

Net increase (decrease) in net assets resulting from operations	$(675,386,914)	$(30,357,030)	$(474,178,708)	$513,421,599

Net increase (decrease) in net assets per Share	$(0.71)	$(0.04)	$(0.52)	$0.76

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018 and the year ended December 31, 2017

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Net Assets, Beginning of Period	$10,147,507,137	$7,310,131,020

Operations:
Net investment loss	(14,268,343)	(21,630,631)
Net realized gain	31,421,283	22,215,914
Net change in unrealized appreciation/depreciation	(491,331,648)	881,278,079
Net increase (decrease) in net assets resulting from operations	(474,178,708)	881,863,362

Capital Share Transactions:
Contributions for Shares issued	2,156,243,426	2,782,113,163
Distributions for Shares redeemed	(1,030,905,319)	(826,600,408)
Net increase in net assets from capital share transactions	1,125,338,107	1,955,512,755

Increase in net assets	651,159,399	2,837,376,117

Net Assets, End of Period	$10,798,666,536	$10,147,507,137

Shares issued and redeemed
Shares issued	168,700,000	228,250,000
Shares redeemed	(83,350,000)	(68,350,000)
Net increase in Shares issued and outstanding	85,350,000	159,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$14,017,337	$9,760,059
Expenses – Sponsor’s fees paid	(14,017,337)	(9,760,059)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(474,178,708)	$513,421,599
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	14,017,337	9,760,059
Net realized (gain) loss	(31,421,283)	(4,587,195)
Net change in unrealized appreciation/depreciation	491,331,648	(518,773,856)
Change in operating assets and liabilities:
Sponsor’s fees payable	251,006	179,393
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,156,243,426	$999,543,283
Gold bullion distributed for Shares redeemed	$(1,030,905,319)	$(423,616,445)

See notes to financial statements.

iShares Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2018 and December 31, 2017

June 30, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	8,637,702	$10,806,316,895	$10,801,014,832

Total Investment – 100.02%			10,801,014,832
Less Liabilities – (0.02)%			(2,348,296)
Net Assets – 100.00%			$10,798,666,536

December 31, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	7,828,465	$9,663,574,842	$10,149,604,427

Total Investment – 100.02%			10,149,604,427
Less Liabilities – (0.02)%			(2,097,290)
Net Assets – 100.00%			$10,147,507,137

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2018

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	8,725,190	$10,859,308,652	$11,550,842,235	$—
Gold bullion contributed	689,115	918,575,987	918,575,987	—
Gold bullion distributed	(770,898)	(964,441,439)	(992,947,997)	28,506,558
Gold bullion sold to pay expenses	(5,705)	(7,126,305)	(7,479,964)	353,659
Net realized gain	—	—	28,860,217	—
Net change in unrealized appreciation/depreciation	—	—	(696,835,646)	—
Ending balance	8,637,702	$10,806,316,895	$10,801,014,832	$28,860,217

Three Months Ended June 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,425,460	$7,847,423,443	$7,998,734,500	$—
Gold bullion contributed	450,189	568,086,499	568,086,499	—
Gold bullion distributed	(108,710)	(132,886,400)	(135,318,870)	2,432,470
Gold bullion sold to pay expenses	(4,047)	(4,946,225)	(5,082,699)	136,474
Net realized gain	—	—	2,568,944	—
Net change in unrealized appreciation/depreciation	—	—	(27,785,695)	—
Ending balance	6,762,892	$8,277,677,317	$8,401,202,679	$2,568,944

The following tables summarize activity in gold bullion for the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	1,619,592	2,156,243,426	2,156,243,426	—
Gold bullion distributed	(799,700)	(1,000,238,842)	(1,030,905,319)	30,666,477
Gold bullion sold to pay expenses	(10,655)	(13,262,531)	(14,017,337)	754,806
Net realized gain	—	—	31,421,283	—
Net change in unrealized appreciation/depreciation	—	—	(491,331,648)	—
Ending balance	8,637,702	$10,806,316,895	$10,801,014,832	$31,421,283

Six Months Ended June 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	805,861	999,543,283	999,543,283	—
Gold bullion distributed	(343,077)	(419,071,822)	(423,616,445)	4,544,623
Gold bullion sold to pay expenses	(7,954)	(9,717,487)	(9,760,059)	42,572
Net realized gain	—	—	4,587,195	—
Net change in unrealized appreciation/depreciation	—	—	518,773,856	—
Ending balance	6,762,892	$8,277,677,317	$8,401,202,679	$4,587,195

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2018 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$12.71	$11.98	$12.45	$11.16

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss)(b)	(0.70)	(0.02)	(0.43)	0.80
Net increase (decrease) in net assets from operations	(0.71)	(0.03)	(0.45)	0.79
Net asset value per Share, end of period	$12.00	$11.95	$12.00	$11.95

Total return, at net asset value(c)(d)	(5.59)%	(0.25)%	(3.61)%	7.08%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2018 and December 31, 2017, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value and the net asset value per Share (“NAV”) of the Trust. The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended June 30, 2018

The Trust’s net asset value fell from $11,548,425,460 at March 31, 2018 to $10,798,666,536 at June 30, 2018, a 6.49% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of gold, which fell 5.54% from $1,323.85 at March 31, 2018 to $1,250.45 at June 30, 2018. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 908,800,000 Shares at March 31, 2018 to 900,250,000 Shares at June 30, 2018, a consequence of 71,800,000 Shares (1,436 Baskets) being created and 80,350,000 Shares (1,607 Baskets) being redeemed during the quarter.

The 5.59% decrease in the Trust’s NAV from $12.71 at March 31, 2018 to $12.00 at June 30, 2018 is directly related to the 5.54% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $7,411,485 for the quarter, or 0.06% of the Trust’s average weighted assets of $11,882,420,464 during the quarter. The NAV of $12.97 on April 18, 2018 was the highest during the quarter, compared with a low during the quarter of $12.00 on June 29, 2018.

Net decrease in net assets resulting from operations for the quarter was $675,386,914, resulting from an unrealized loss on investment in gold bullion of $696,835,646 and a net investment loss of $7,411,485, partially offset by a realized gain of $28,506,558 on gold distributed for the redemption of Shares and a net realized gain of $353,659 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $7,411,485, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2018

The Trust’s net asset value grew from $10,147,507,137 at December 31, 2017 to $10,798,666,536 at June 30, 2018, a 6.42% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 814,900,000 Shares at December 31, 2017 to 900,250,000 Shares at June 30, 2018, a consequence of 168,700,000 Shares (3,374 Baskets) being created and 83,350,000 Shares (1,667 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of gold, which fell 3.55% from $1,296.50 (LBMA Gold Price AM) at December 31, 2017 to $1,250.45 (LBMA Gold Price PM) at June 30, 2018.

The 3.61% decline in the Trust’s NAV from $12.45 at December 31, 2017 to $12.00 at June 30, 2018 is directly related to the 3.55% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $14,268,343 for the period, or 0.12% of the Trust’s average weighted assets of $11,512,924,313 during the period. The NAV of $13.01 on January 25, 2018 was the highest during the period, compared with a low during the period of $12.00 on June 29, 2018.

Net decrease in net assets resulting from operations for the period was $474,178,708, resulting from an unrealized loss on investment in gold bullion of $491,331,648 and a net investment loss of $14,268,343, partially offset by a net realized gain of $30,666,477 on gold distributed for the redemption of Shares and a net realized gain of $754,806 from gold bullion sold to pay expenses during the period. Other than the Sponsor’s fees of $14,268,343, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 80,350,000 Shares (1,607 Baskets) were redeemed during the quarter ended June 30, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/18 to 04/30/18	—	$—
05/01/18 to 05/31/18	22,200,000	0.0096
06/01/18 to 06/30/18	58,150,000	0.0096
Total	80,350,000	$0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2018

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2018

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.