Form 10-Q
period 2018-09-30
ISHARES GOLD TRUST
filed 2018-11-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 001-32418

iShares® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices) (Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
Assets
Investment in gold bullion, at fair value(a)	$10,214,299,135	$10,149,604,427
Total Assets	10,214,299,135	10,149,604,427

Liabilities
Sponsor’s fees payable	2,102,113	2,097,290
Total Liabilities	2,102,113	2,097,290

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,212,197,022	$10,147,507,137

Shares issued and outstanding(b)	897,250,000	814,900,000
Net asset value per Share (Note 2C)	$11.38	$12.45

(a)	Cost of investment in gold bullion: $10,751,660,254 and $9,663,574,842, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expenses
Sponsor’s fees	$6,488,704	$5,574,503	$20,757,047	$15,513,955
Total expenses	6,488,704	5,574,503	20,757,047	15,513,955
Net investment loss	(6,488,704)	(5,574,503)	(20,757,047)	(15,513,955)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(172,528)	204,104	582,278	246,676
Gold bullion distributed for the redemption of Shares	(3,995,892)	14,453,668	26,670,585	18,998,291
Net realized gain (loss)	(4,168,420)	14,657,772	27,252,863	19,244,967
Net change in unrealized appreciation/depreciation	(532,059,056)	258,137,498	(1,023,390,704)	776,911,354
Net realized and unrealized gain (loss)	(536,227,476)	272,795,270	(996,137,841)	796,156,321

Net increase (decrease) in net assets resulting from operations	$(542,716,180)	$267,220,767	$(1,016,894,888)	$780,642,366

Net increase (decrease) in net assets per Share(a)	$(0.61)	$0.37	$(1.13)	$1.13

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018 and the year ended December 31, 2017

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Net Assets, Beginning of Period	$10,147,507,137	$7,310,131,020

Operations:
Net investment loss	(20,757,047)	(21,630,631)
Net realized gain	27,252,863	22,215,914
Net change in unrealized appreciation/depreciation	(1,023,390,704)	881,278,079
Net increase (decrease) in net assets resulting from operations	(1,016,894,888)	881,863,362

Capital Share Transactions:
Contributions for Shares issued	2,482,260,820	2,782,113,163
Distributions for Shares redeemed	(1,400,676,047)	(826,600,408)
Net increase in net assets from capital share transactions	1,081,584,773	1,955,512,755

Increase in net assets	64,689,885	2,837,376,117

Net Assets, End of Period	$10,212,197,022	$10,147,507,137

Shares issued and redeemed
Shares issued	196,850,000	228,250,000
Shares redeemed	(114,500,000)	(68,350,000)
Net increase in Shares issued and outstanding	82,350,000	159,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$20,752,224	$15,136,183
Expenses – Sponsor’s fees paid	(20,752,224)	(15,136,183)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,016,894,888)	$780,642,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	20,752,224	15,136,183
Net realized (gain) loss	(27,252,863)	(19,244,967)
Net change in unrealized appreciation/depreciation	1,023,390,704	(776,911,354)
Change in operating assets and liabilities:
Sponsor’s fees payable	4,823	377,772
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,482,260,820	$2,067,477,206
Gold bullion distributed for Shares redeemed	$(1,400,676,047)	$(731,446,104)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At September 30, 2018 and December 31, 2017

September 30, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	8,603,326	$10,751,660,254	$10,214,299,135

Total Investment – 100.02%			10,214,299,135
Less Liabilities – (0.02)%			(2,102,113)
Net Assets – 100.00%			$10,212,197,022

December 31, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	7,828,465	$9,663,574,842	$10,149,604,427

Total Investment – 100.02%			10,149,604,427
Less Liabilities – (0.02)%			(2,097,290)
Net Assets – 100.00%			$10,147,507,137

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2018

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	8,637,702	$10,806,316,895	$10,801,014,832	$—
Gold bullion contributed	269,920	326,017,394	326,017,394	—
Gold bullion distributed	(298,773)	(373,766,620)	(369,770,728)	(3,995,892)
Gold bullion sold to pay expenses	(5,523)	(6,907,415)	(6,734,887)	(172,528)
Net realized loss	—	—	(4,168,420)	—
Net change in unrealized appreciation/depreciation	—	—	(532,059,056)	—
Ending balance	8,603,326	$10,751,660,254	$10,214,299,135	$(4,168,420)

Three Months Ended September 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,762,892	$8,277,677,317	$8,401,202,679	$—
Gold bullion contributed	829,112	1,067,933,923	1,067,933,923	—
Gold bullion distributed	(239,388)	(293,375,991)	(307,829,659)	14,453,668
Gold bullion sold to pay expenses	(4,221)	(5,172,020)	(5,376,124)	204,104
Net realized gain	—	—	14,657,772	—
Net change in unrealized appreciation/depreciation	—	—	258,137,498	—
Ending balance	7,348,395	$9,047,063,229	$9,428,726,089	$14,657,772

The following tables summarize activity in gold bullion for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	1,889,512	2,482,260,820	2,482,260,820	—
Gold bullion distributed	(1,098,473)	(1,374,005,462)	(1,400,676,047)	26,670,585
Gold bullion sold to pay expenses	(16,178)	(20,169,946)	(20,752,224)	582,278
Net realized gain	—	—	27,252,863	—
Net change in unrealized appreciation/depreciation	—	—	(1,023,390,704)	—
Ending balance	8,603,326	$10,751,660,254	$10,214,299,135	$27,252,863

Nine Months Ended September 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	1,634,973	2,067,477,206	2,067,477,206	—
Gold bullion distributed	(582,465)	(712,447,813)	(731,446,104)	18,998,291
Gold bullion sold to pay expenses	(12,175)	(14,889,507)	(15,136,183)	246,676
Net realized gain	—	—	19,244,967	—
Net change in unrealized appreciation/depreciation	—	—	776,911,354	—
Ending balance	7,348,395	$9,047,063,229	$9,428,726,089	$19,244,967

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2018 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$12.00	$11.95	$12.45	$11.16

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(b)	(0.61)	0.39	(1.05)	1.19
Net increase (decrease) in net assets from operations	(0.62)	0.38	(1.07)	1.17
Net asset value per Share, end of period	$11.38	$12.33	$11.38	$12.33

Total return, at net asset value(c)(d)	(5.17%)	3.18%	(8.59%)	10.48%

Ratio to average net assets:
Net investment loss(e)	(0.25%)	(0.25%)	(0.25%)	(0.25%)
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2018 and December 31, 2017, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Gold Bullion; Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2018

The Trust’s net asset value fell from $10,798,666,536 at June 30, 2018 to $10,212,197,022 at September 30, 2018, a 5.43% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of gold, which fell 5.05% from $1,250.45 at June 30, 2018 to $1,187.25 at September 30, 2018. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 900,250,000 Shares at June 30, 2018 to 897,250,000 Shares at September 30, 2018, a consequence of 28,150,000 Shares (563 Baskets) being created and 31,150,000 Shares (623 Baskets) being redeemed during the quarter.

The 5.17% decrease in the Trust’s NAV from $12.00 at June 30, 2018 to $11.38 at September 30, 2018 is directly related to the 5.05% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $6,488,704 for the quarter, or 0.06% of the Trust’s average weighted assets of $10,290,968,970 during the quarter. The NAV of $12.11 on July 9, 2018 was the highest during the quarter, compared with a low during the quarter of $11.30 on August 17, 2018.

Net decrease in net assets resulting from operations for the quarter was $542,716,180, resulting from an unrealized loss on investment in gold bullion of $532,059,056, a net investment loss of $6,488,704, a net realized loss of $3,995,892 on gold distributed for the redemption of Shares, and a net realized loss of $172,528 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $6,488,704, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2018

The Trust’s net asset value grew from $10,147,507,137 at December 31, 2017 to $10,212,197,022 at September 30, 2018, a 0.64% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 814,900,000 Shares at December 31, 2017 to 897,250,000 Shares at September 30, 2018, a consequence of 196,850,000 Shares (3,937 Baskets) being created and 114,500,000 Shares (2,290 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of gold, which fell 8.43% from $1,296.50 (LBMA Gold Price AM) at December 31, 2017 to $1,187.25 (LBMA Gold Price PM) at September 30, 2018.

The 8.59% decline in the Trust’s NAV from $12.45 at December 31, 2017 to $11.38 at September 30, 2018 is directly related to the 8.43% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $20,757,047 for the period, or 0.19% of the Trust’s average weighted assets of $11,101,129,839 during the period. The NAV of $13.01 on January 25, 2018 was the highest during the period, compared with a low during the period of $11.30 on August 17, 2018.

Net decrease in net assets resulting from operations for the period was $1,016,894,888, resulting from an unrealized loss on investment in gold bullion of $1,023,390,704 and a net investment loss of $20,757,047, partially offset by a net realized gain of $26,670,585 on gold distributed for the redemption of Shares and a net realized gain of $582,278 from gold bullion sold to pay expenses during the period. Other than the Sponsor’s fees of $20,757,047, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 31,150,000 Shares (623 Baskets) were redeemed during the quarter ended September 30, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/18 to 07/31/18	25,000,000	$0.0096
08/01/18 to 08/31/18	2,650,000	0.0096
09/01/18 to 09/30/18	3,500,000	0.0096
Total	31,150,000	$0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2018

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.