Form 10-K
period 2018-12-31
ISHARES GOLD TRUST
filed 2019-02-28
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the shares held by non-affiliates was approximately $9,189,173,407. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of iShares Gold Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations referenced in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by government authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

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

The Trust’s net asset value grew from $10,147,507,137 at December 31, 2017 to $11,544,738,146 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 814,900,000 Shares outstanding at December 31, 2017 to 940,200,000 Shares outstanding at December 31, 2018.

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

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. The Trust’s gold holdings are represented by physical gold, are identified on the Custodian’s, or, if applicable, sub-custodian’s, books as the property of the Trust, and are held by the Custodian in New York, London and other locations that may be authorized in the future.

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

Relatively cost-efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of Shares, an investment in Shares may represent a cost-efficient alternative to investments in physical gold for investors not otherwise in a position to participate directly in the market for physical gold.

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

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the U.S. Commodity Exchange Act (the “CEA”), as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on June 8, 2018 and December 3, 2018 issued their reports summarizing their findings. Such reports were posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s gold is warehoused once (in the quarter ended December 31, 2018).

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM. “LBMA Gold Price PM” is the price per fine troy ounce of gold, stated in U.S. dollars, determined by the ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and published shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (“LBMA Gold Price AM”) unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by IBA following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM). At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Goldman Sachs International, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A. London Branch, Koch Supply and Trading LP, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia - ScotiaMocatta and The Toronto Dominion Bank.

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

The Sponsor earned $27,533,111 for the year ended December 31, 2018.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., and HSBC Securities (USA) LLC, are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

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

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request, or submit a redemption order through the Trustee’s electronic order entry system, indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the gold represented by such Baskets. The date the Trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately four years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

The LBMA Gold Price AM and LBMA Gold Price PM are regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

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

●

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia.

●	global or regional political, economic or financial events and situations, especially those unexpected in nature.

●	investors’ expectations with respect to the rate of inflation.

●	interest rates.

●	Investment and trading activities of hedge funds and commodity funds.

●	other economic variables such as income growth, economic output and monetary policies.

●	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although gold has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s fee and other Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust. Further regulations applicable to U.S. banks and non-U.S. bank entities operating in the United States with respect to their trading in physical commodities, such as precious metals, may further impact the price of gold in the United States.

The costs inherent in buying or selling the Shares may detract significantly from investment results.

Buying or selling the Shares on an exchange involves two types of costs that apply to all securities transactions effectuated on an exchange. When buying or selling Shares through a broker or other intermediary, you will likely incur a brokerage commission or other charges imposed by that broker or intermediary. In addition, you may incur the cost of the “spread,” that is, the difference between what investors or market makers are willing to pay for the Shares (the “bid” price) and the price at which they are willing to sell the Shares (the “ask” price). Because of the costs inherent in buying or selling the Shares, frequent trading may detract significantly from investment results and an investment in the Shares may not be advisable for investors who anticipate regularly making small investments.

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

Because the Trust holds only gold, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust holds only gold. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objective and strategy and redemption provisions of the Trust, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

The Trust relies on the information and technology systems of the Custodian, the Trustee and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

The Custodian, the Trustee and, to a lesser degree, the Sponsor, depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in loss or unintended disclosure of information or loss or theft of the Trust assets, and could adversely impact the ability of the Trust’s service providers to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, these security measures may not be adequate to protect against all cybersecurity threats.

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the CEA.

The Trust is not registered as an investment company and is not required to be registered under the Investment Company Act. Consequently, the owners of Shares do not have the protections under the Investment Company Act provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Trust’s gold bullion and also facilitates the transfer of gold bullion into and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the UK by the Prudential Regulatory Authority and the Financial Conduct Authority, such regulations do not directly cover the Custodian’s gold bullion custody operations in the UK. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold bullion secure.

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

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated gold is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian under the Custody Agreements are governed by English law. The Trust is a New York common law trust. Any U.S., New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a U.S., New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., New York or other court situated in the United States.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant will have a right under the Custodian Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custodian Agreement may only be asserted by the Trustee on behalf of the Trust.

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

The Sponsor and its affiliates manage other accounts, funds or trusts, including those that invest in physical gold bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.

The Sponsor or its affiliates and associates currently engage in, and may in the future engage, in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in physical gold bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

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

Holders

The number of Shareholders of record of the Trust as of December 31, 2018 was approximately 651,320.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2018 and 2017. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

7,200,000 Shares (144 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/18 to 10/31/18	3,000,000	$0.0096
11/01/18 to 11/30/18	4,200,000	0.0096
12/01/18 to 12/31/18	—	—
Total	7,200,000	$0.0096

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2018, 2017, 2016, 2015 and 2014 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on January 21, 2005.

	December 31,
	2018	2017	2016	2015	2014
Net realized gain (loss) on gold bullion	$23,491,426	$22,215,914	$25,068,804	$(87,792,181)	$14,368,742
Net income (loss)	(198,122,480)	881,863,362	308,743,920	(762,115,999)	(42,416,645)
Net income (loss) per Share	(0.22)	1.23	0.46	(1.40)	(0.08)
Net cash flows	—	—	—	—	—
Total assets	11,547,078,166	10,149,604,427	7,311,674,849	5,210,940,144	6,214,710,412

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2018 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net realized gain (loss) on gold bullion	$2,561,066	$28,860,217	$(4,168,420)	$(3,761,437)
Net income (loss)	201,208,206	(675,386,914)	(542,716,180)	818,772,408
Net income (loss) per Share	0.23	(0.71)	(0.61)	0.90
Net cash flows	—	—	—	—
Total assets	11,550,842,235	10,801,014,832	10,214,299,135	11,547,078,166

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

The following chart shows the daily London PM Fix or LBMA Gold Price, as applicable, for the period from December 2013 through December 2018(a):

Gold Prices (December 2013 - December 2018)
Prices in USD
$2,000
$1,900
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18

(a)	The London PM Fix was discontinued on March 19, 2015 and was subsequently replaced by the LBMA Gold Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2018

The Trust’s net asset value grew from $10,147,507,137 at December 31, 2017 to $11,544,738,146 at December 31, 2018, a 13.77% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 814,900,000 at December 31, 2017 to 940,200,000 at December 31, 2018, a consequence of 247,000,000 Shares (4,940 Baskets) being created and 121,700,000 Shares (2,434 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price AM, which fell 1.15% from $1,296.50 at December 31, 2017 to $1,281.65 at December 31, 2018.

The 1.37% decrease in the Trust’s NAV from $12.45 at December 31, 2017 to $12.28 at December 31, 2018 was directly related to the 1.15% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $27,533,111 for the year, or 0.25% of the Trust’s average weighted assets of $11,017,010,384 during the year. The NAV of $13.01 on January 25, 2018 was the highest during the year, compared with a low of $11.30 on August 17, 2018.

Net decrease in net assets resulting from operations for the year ended December 31, 2018 was $198,122,480, resulting from an unrealized loss on investment in gold bullion of $194,080,795 and a net investment loss of $27,533,111, partially offset by a net realized gain of $23,081,969 on gold bullion distributed for the redemption of Shares and a net realized gain of $409,457 on gold bullion sold to pay expenses during the year. Other than the Sponsor’s fees of $27,533,111, the Trust had no expenses during the year.

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

The 11.56% increase in the Trust’s NAV from $11.16 at December 31, 2016 to $12.45 at December 31, 2017 was directly related to the 11.85% increase in the price of gold.

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

The 8.88% rise in the Trust’s NAV from $10.25 at December 31, 2015 to $11.16 at December 31, 2016 was directly related to the 9.12% increase in the price of gold.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2018 and 2017.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Expenses
Sponsor’s fees	$6,856,858	$7,411,485	$6,488,704	$6,776,064
Total expenses	6,856,858	7,411,485	6,488,704	6,776,064
Net investment loss	(6,856,858)	(7,411,485)	(6,488,704)	(6,776,064)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	401,147	353,659	(172,528)	(172,821)
Gold bullion distributed for the redemption of Shares	2,159,919	28,506,558	(3,995,892)	(3,588,616)
Net realized gain (loss)	2,561,066	28,860,217	(4,168,420)	(3,761,437)
Net change in unrealized appreciation/ depreciation on investment in gold bullion	205,503,998	(696,835,646)	(532,059,056)	829,309,909
Net realized and unrealized gain (loss)	208,065,064	(667,975,429)	(536,227,476)	825,548,472
Net increase (decrease) in net assets resulting from operations	$201,208,206	$(675,386,914)	$(542,716,180)	$818,772,408
Net increase (decrease) in net assets per Share	$0.23	$(0.71)	$(0.61)	$0.90

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Expenses
Sponsor’s fees	$4,799,173	$5,140,279	$5,574,503	$6,116,676
Total expenses	4,799,173	5,140,279	5,574,503	6,116,676
Net investment loss	(4,799,173)	(5,140,279)	(5,574,503)	(6,116,676)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(93,902)	136,474	204,104	199,123
Gold bullion distributed for the redemption of Shares	2,112,153	2,432,470	14,453,668	2,771,824
Net realized gain (loss)	2,018,251	2,568,944	14,657,772	2,970,947
Net change in unrealized appreciation/ depreciation on investment in gold bullion	546,559,551	(27,785,695)	258,137,498	104,366,725
Net realized and unrealized gain (loss)	548,577,802	(25,216,751)	272,795,270	107,337,672
Net increase (decrease) in net assets resulting from operations	$543,778,629	$(30,357,030)	$267,220,767	$101,220,996
Net increase (decrease) in net assets per Share	$0.82	$(0.04)	$0.37	$0.13

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2018.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 56, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 59, has served as Chief Financial Officer of the Sponsor since January 2010. Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock, Inc. Prior to joining BlackRock, Inc., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, from October 2002 to October 2003; and Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 60, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 67, is a member of the Sponsor’s audit committee. In 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 72, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2018, the Trust has incurred Sponsor’s fees of $27,533,111.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017.

	2018	2017
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees	—	—
All other fees	—	—
	$63,800	$63,800

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2018 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

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

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London brand is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

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

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Gold Trust (the “Trust”) as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Trust’s auditor since 2005.

iShares Gold Trust
Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31,
	2018	2017
Assets
Investment in gold bullion, at fair value(a)	$11,547,078,166	$10,149,604,427
Total Assets	11,547,078,166	10,149,604,427

Liabilities
Sponsor’s fees payable	2,340,020	2,097,290
Total Liabilities	2,340,020	2,097,290

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,544,738,146	$10,147,507,137

Shares issued and outstanding(b)	940,200,000	814,900,000
Net asset value per Share (Note 2C)	$12.28	$12.45

(a)	Cost of investment in gold bullion: $11,255,129,376 and $9,663,574,842, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust
Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Expenses
Sponsor’s fees	$27,533,111	$21,630,631	$20,312,154
Total expenses	27,533,111	21,630,631	20,312,154
Net investment loss	(27,533,111)	(21,630,631)	(20,312,154)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	409,457	445,799	632,155
Gold bullion distributed for the redemption of Shares	23,081,969	21,770,115	24,436,649
Net realized gain	23,491,426	22,215,914	25,068,804
Net change in unrealized appreciation/depreciation	(194,080,795)	881,278,079	303,987,270
Net realized and unrealized gain (loss)	(170,589,369)	903,493,993	329,056,074

Net increase (decrease) in net assets resulting from operations	$(198,122,480)	$881,863,362	$308,743,920

Net increase (decrease) in net assets per Share(a)	$(0.22)	$1.23	$0.46

(a)	Net incease (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust
Statements of Changes in Net Assets
For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Net Assets, Beginning of Year	$10,147,507,137	$7,310,131,020	$5,209,802,846

Operations:
Net investment loss	(27,533,111)	(21,630,631)	(20,312,154)
Net realized gain	23,491,426	22,215,914	25,068,804
Net change in unrealized appreciation/depreciation	(194,080,795)	881,278,079	303,987,270
Net increase (decrease) in net assets resulting from operations	(198,122,480)	881,863,362	308,743,920

Capital Share Transactions:
Contributions for Shares issued	3,078,649,161	2,782,113,163	3,784,339,342
Distributions for Shares redeemed	(1,483,295,672)	(826,600,408)	(1,992,755,088)
Net increase in net assets from capital share transactions	1,595,353,489	1,955,512,755	1,791,584,254

Increase in net assets	1,397,231,009	2,837,376,117	2,100,328,174

Net Assets, End of Year	$11,544,738,146	$10,147,507,137	$7,310,131,020

Shares issued and redeemed
Shares issued	247,000,000	228,250,000	314,850,000
Shares redeemed	(121,700,000)	(68,350,000)	(167,950,000)
Net increase in Shares issued and outstanding	125,300,000	159,900,000	146,900,000

See notes to financial statements.

iShares Gold Trust
Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$27,290,381	$21,077,170	$19,905,623
Expenses – Sponsor’s fees paid	(27,290,381)	(21,077,170)	(19,905,623)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(198,122,480)	$881,863,362	$308,743,920
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	27,290,381	21,077,170	19,905,623
Net realized (gain) loss	(23,491,426)	(22,215,914)	(25,068,804)
Net change in unrealized appreciation/depreciation	194,080,795	(881,278,079)	(303,987,270)
Change in operating assets and liabilities:
Sponsor’s fees payable	242,730	553,461	406,531
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,078,649,161	$2,782,113,163	$3,784,339,342
Gold bullion distributed for Shares redeemed	$(1,483,295,672)	$(826,600,408)	$(1,992,755,088)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments
At December 31, 2018 and 2017

December 31, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	9,009,541	$11,255,129,376	$11,547,078,166

Total Investment – 100.02%			11,547,078,166
Less Liabilities – (0.02)%			(2,340,020)
Net Assets – 100.00%			$11,544,738,146

December 31, 2017

Description	Ounces	Cost	Fair Value
Gold bullion	7,828,465	$9,663,574,842	$10,149,604,427

Total Investment – 100.02%			10,149,604,427
Less Liabilities – (0.02)%			(2,097,290)
Net Assets – 100.00%			$10,147,507,137

See notes to financial statements.

iShares Gold Trust
Notes to Financial Statements

December 31, 2018

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

Fair value of the gold bullion held by the Trust is based on that day’s London Bullion Market Association (“LBMA”) Gold Price PM. “LBMA Gold Price PM” is the price per fine troy ounce of gold, stated in U.S. dollars, determined by the ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and published shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (“LBMA Gold Price AM”) unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2018, 2017 and 2016:

December 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	2,370,108	3,078,649,161	3,078,649,161	—
Gold bullion distributed	(1,167,483)	(1,460,213,703)	(1,483,295,672)	23,081,969
Gold bullion sold to pay expenses	(21,549)	(26,880,924)	(27,290,381)	409,457
Net realized gain	—	—	23,491,426	—
Net change in unrealized appreciation/depreciation	—	—	(194,080,795)	—
Ending balance	9,009,541	$11,255,129,376	$11,547,078,166	$23,491,426

December 31, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	2,194,645	2,782,113,163	2,782,113,163	—
Gold bullion distributed	(657,409)	(804,830,293)	(826,600,408)	21,770,115
Gold bullion sold to pay expenses	(16,833)	(20,631,371)	(21,077,170)	445,799
Net realized gain	—	—	22,215,914	—
Net change in unrealized appreciation/depreciation	—	—	881,278,079	—
Ending balance	7,828,465	$9,663,574,842	$10,149,604,427	$22,215,914

December 31, 2016	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	4,905,568	$5,910,175,908	$5,210,940,144	$—
Gold bullion contributed	3,036,655	3,784,339,342	3,784,339,342	—
Gold bullion distributed	(1,618,237)	(1,968,318,439)	(1,992,755,088)	24,436,649
Gold bullion sold to pay expenses	(15,924)	(19,273,468)	(19,905,623)	632,155
Net realized gain	—	—	25,068,804	—
Net change in unrealized appreciation/depreciation	—	—	303,987,270	—
Ending balance	6,308,062	$7,706,923,343	$7,311,674,849	$25,068,804

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	247,000,000	$3,078,649,161	228,250,000	$2,782,113,163	314,850,000	$3,784,339,342
Shares redeemed	(121,700,000)	(1,483,295,672)	(68,350,000)	(826,600,408)	(167,950,000)	(1,992,755,088)
Net increase	125,300,000	$1,595,353,489	159,900,000	$1,955,512,755	146,900,000	$1,791,584,254

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2018 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
Net asset value per Share, beginning of year	$12.45	$11.16	$10.25

Net investment loss(a)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	(0.14)	1.32	0.94
Net increase (decrease) in net assets from operations	(0.17)	1.29	0.91
Net asset value per Share, end of year	$12.28	$12.45	$11.16

Total return, at net asset value(c)	(1.37%)	11.56%	8.88%

Ratio to average net assets:
Net investment loss	(0.25%)	(0.25%)	(0.25%)
Expenses	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2018 and December 31, 2017, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 28, 2019

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 28, 2019

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 28, 2019

/s/ Peter Landini
Peter Landini
Director

Date:	February 28, 2019

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 28, 2019

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.