Form 10-Q
period 2019-03-31
ISHARES GOLD TRUST
filed 2019-05-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	IAU	NYSE Arca, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
Assets
Investment in gold bullion, at fair value(a)	$12,559,005,466	$11,547,078,166
Total Assets	12,559,005,466	11,547,078,166

Liabilities
Sponsor’s fees payable	2,673,796	2,340,020
Total Liabilities	2,673,796	2,340,020

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$12,556,331,670	$11,544,738,146

Shares issued and outstanding(b)	1,012,350,000	940,200,000
Net asset value per Share (Note 2C)	$12.40	$12.28

(a)	Cost of investment in gold bullion: $12,152,880,181 and $11,255,129,376, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Expenses
Sponsor’s fees	$7,619,352	$6,856,858
Total expenses	7,619,352	6,856,858
Net investment loss	(7,619,352)	(6,856,858)

Net Realized and Unrealized Gain
Net realized gain from:
Gold bullion sold to pay expenses	298,039	401,147
Gold bullion distributed for the redemption of Shares	5,549,393	2,159,919
Net realized gain	5,847,432	2,561,066
Net change in unrealized appreciation/depreciation	114,176,495	205,503,998
Net realized and unrealized gain	120,023,927	208,065,064

Net increase in net assets resulting from operations	$112,404,575	$201,208,206

Net increase in net assets per Share(a)	$0.11	$0.23

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019 and the year ended December 31, 2018

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Net Assets, Beginning of Period	$11,544,738,146	$10,147,507,137

Operations:
Net investment loss	(7,619,352)	(27,533,111)
Net realized gain	5,847,432	23,491,426
Net change in unrealized appreciation/depreciation	114,176,495	(194,080,795)
Net increase (decrease) in net assets resulting from operations	112,404,575	(198,122,480)

Capital Share Transactions:
Contributions for Shares issued	1,064,902,289	3,078,649,161
Distributions for Shares redeemed	(165,713,340)	(1,483,295,672)
Net increase in net assets from capital share transactions	899,188,949	1,595,353,489

Increase in net assets	1,011,593,524	1,397,231,009

Net Assets, End of Period	$12,556,331,670	$11,544,738,146

Shares issued and redeemed
Shares issued	85,500,000	247,000,000
Shares redeemed	(13,350,000)	(121,700,000)
Net increase in Shares issued and outstanding	72,150,000	125,300,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$7,285,576	$6,537,373
Expenses – Sponsor’s fees paid	(7,285,576)	(6,537,373)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$112,404,575	$201,208,206
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	7,285,576	6,537,373
Net realized (gain) loss	(5,847,432)	(2,561,066)
Net change in unrealized appreciation/depreciation	(114,176,495)	(205,503,998)
Change in operating assets and liabilities:
Sponsor’s fees payable	333,776	319,485
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,064,902,289	$1,237,667,439
Gold bullion distributed for Shares redeemed	$(165,713,340)	$(37,957,322)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At March 31, 2019 and December 31, 2018

March 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	9,695,079	$12,152,880,181	$12,559,005,466

Total Investment – 100.02%			12,559,005,466
Less Liabilities – (0.02)%			(2,673,796)
Net Assets – 100.00%			$12,556,331,670

December 31, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	9,009,541	$11,255,129,376	$11,547,078,166

Total Investment – 100.02%			11,547,078,166
Less Liabilities – (0.02)%			(2,340,020)
Net Assets – 100.00%			$11,544,738,146

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2019

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

Fair value of the gold bullion held by the Trust is based on that day’s London Bullion Market Association (“LBMA”) Gold Price PM. “LBMA Gold Price PM” is the price per fine troy ounce of gold, stated in U.S. dollars, determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 3:00 p.m. (London time), on each day that the London gold market is open for business and published shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (“LBMA Gold Price AM”) unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	818,971	1,064,902,289	1,064,902,289	—
Gold bullion distributed	(127,849)	(160,163,947)	(165,713,340)	5,549,393
Gold bullion sold to pay expenses	(5,584)	(6,987,537)	(7,285,576)	298,039
Net realized gain	—	—	5,847,432	—
Net change in unrealized appreciation/depreciation	—	—	114,176,495	—
Ending balance	9,695,079	$12,152,880,181	$12,559,005,466	$5,847,432

Three Months Ended March 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	930,477	1,237,667,439	1,237,667,439	—
Gold bullion distributed	(28,802)	(35,797,403)	(37,957,322)	2,159,919
Gold bullion sold to pay expenses	(4,950)	(6,136,226)	(6,537,373)	401,147
Net realized gain	—	—	2,561,066	—
Net change in unrealized appreciation/depreciation	—	—	205,503,998	—
Ending balance	8,725,190	$10,859,308,652	$11,550,842,235	$2,561,066

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Net asset value per Share, beginning of period	$12.28	$12.45

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain(b)	0.13	0.27
Net increase in net assets from operations	0.12	0.26
Net asset value per Share, end of period	$12.40	$12.71

Total return, at net asset value(c)(d)	0.98%	2.09%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2019 and December 31, 2018, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Gold Bullion; Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2019

The Trust’s net asset value grew from $11,544,738,146 at December 31, 2018 to $12,556,331,670 at March 31, 2019, an 8.76% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 940,200,000 Shares at December 31, 2018 to 1,012,350,000 Shares at March 31, 2019, a consequence of 85,500,000 Shares (1,710 Baskets) being created and 13,350,000 Shares (267 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 1.07% from $1,281.65 (LBMA Gold Price AM) at December 31, 2018 to $1,295.40 (LBMA Gold Price PM) at March 31, 2019.

The 0.98% rise in the Trust’s NAV from $12.28 at December 31, 2018 to $12.40 at March 31, 2019 is directly related to the 1.07% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $7,619,352 for the quarter, or 0.06% of the Trust’s average weighted assets of $12,372,153,678 during the quarter. The NAV of $12.87 on February 20, 2019 was the highest during the quarter, compared with a low during the quarter of $12.26 on January 23, 2019.

Net increase in net assets resulting from operations for the quarter ended March 31, 2019 was $112,404,575, resulting from an unrealized gain on investment in gold bullion of $114,176,495, a net realized gain of $5,549,393 on gold distributed for the redemption of Shares and a net realized gain of $298,039 from gold bullion sold to pay expenses during the quarter, offset by a net investment loss of $7,619,352. Other than the Sponsor’s fees of $7,619,352, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 13,350,000 Shares (267 Baskets) were redeemed during the quarter ended March 31, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/19 to 01/31/19	2,000,000	$0.0096
02/01/19 to 02/28/19	1,450,000	0.0096
03/01/19 to 03/31/19	9,900,000	0.0096
Total	13,350,000	$0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2019

/s/ Mary Cronin
Mary Cronin
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.