Form 10-Q
period 2019-06-30
ISHARES GOLD TRUST
filed 2019-08-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, the Registrant had 1,041,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
Assets
Investment in gold bullion, at fair value(a)	$13,348,992,576	$11,547,078,166
Total Assets	13,348,992,576	11,547,078,166

Liabilities
Sponsor’s fees payable	2,559,780	2,340,020
Total Liabilities	2,559,780	2,340,020

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$13,346,432,796	$11,544,738,146

Shares issued and outstanding(b)	989,900,000	940,200,000
Net asset value per Share (Note 2C)	$13.48	$12.28

(a)	Cost of investment in gold bullion: $11,930,367,963 and $11,255,129,376, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expenses
Sponsor’s fees	$7,621,405	$7,411,485	$15,240,757	$14,268,343
Total expenses	7,621,405	7,411,485	15,240,757	14,268,343
Net investment loss	(7,621,405)	(7,411,485)	(15,240,757)	(14,268,343)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	262,548	353,659	560,587	754,806
Gold bullion distributed for the redemption of Shares	22,147,759	28,506,558	27,697,152	30,666,477
Net realized gain	22,410,307	28,860,217	28,257,739	31,421,283
Net change in unrealized appreciation/depreciation	1,012,499,328	(696,835,646)	1,126,675,823	(491,331,648)
Net realized and unrealized gain (loss)	1,034,909,635	(667,975,429)	1,154,933,562	(459,910,365)

Net increase (decrease) in net assets resulting from operations	$1,027,288,230	$(675,386,914)	$1,139,692,805	$(474,178,708)

Net increase (decrease) in net assets per Share (a)	$1.05	$(0.71)	$1.16	$(0.52)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2019

Six Months Ended
June 30, 2019
Net Assets at December 31, 2018	$11,544,738,146

Operations:
Net investment loss	(7,619,352)
Net realized gain	5,847,432
Net change in unrealized appreciation/depreciation	114,176,495
Net increase in net assets resulting from operations	112,404,575

Capital Share Transactions:
Contributions for Shares issued	1,064,902,289
Distributions for Shares redeemed	(165,713,340)
Net increase in net assets from capital share transactions	899,188,949

Increase in net assets	1,011,593,524

Net Assets at March 31, 2019	$12,556,331,670

Operations:
Net investment loss	(7,621,405)
Net realized gain	22,410,307
Net change in unrealized appreciation/depreciation	1,012,499,328
Net increase in net assets resulting from operations	1,027,288,230

Capital Share Transactions:
Contributions for Shares issued	739,781,522
Distributions for Shares redeemed	(976,968,626)
Net decrease in net assets from capital share transactions	(237,187,104)

Increase in net assets	790,101,126

Net Assets at June 30, 2019	$13,346,432,796

Shares issued and redeemed
Shares issued	142,600,000
Shares redeemed	(92,900,000)
Net increase in Shares issued and outstanding	49,700,000

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018

Six Months Ended
June 30, 2018
Net Assets at December 31, 2017	$10,147,507,137

Operations:
Net investment loss	(6,856,858)
Net realized gain	2,561,066
Net change in unrealized appreciation/depreciation	205,503,998
Net increase in net assets resulting from operations	201,208,206

Capital Share Transactions:
Contributions for Shares issued	1,237,667,439
Distributions for Shares redeemed	(37,957,322)
Net increase in net assets from capital share transactions	1,199,710,117

Increase in net assets	1,400,918,323

Net Assets at March 31, 2018	$11,548,425,460

Operations:
Net investment loss	(7,411,485)
Net realized gain	28,860,217
Net change in unrealized appreciation/depreciation	(696,835,646)
Net decrease in net assets resulting from operations	(675,386,914)

Capital Share Transactions:
Contributions for Shares issued	918,575,987
Distributions for Shares redeemed	(992,947,997)
Net decrease in net assets from capital share transactions	(74,372,010)

Decrease in net assets	(749,758,924)

Net Assets at June 30, 2018	$10,798,666,536

Shares issued and redeemed
Shares issued	168,700,000
Shares redeemed	(83,350,000)
Net increase in Shares issued and outstanding	85,350,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$15,020,997	$14,017,337
Expenses – Sponsor’s fees paid	(15,020,997)	(14,017,337)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,139,692,805	$(474,178,708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	15,020,997	14,017,337
Net realized (gain) loss	(28,257,739)	(31,421,283)
Net change in unrealized appreciation/depreciation	(1,126,675,823)	491,331,648
Change in operating assets and liabilities:
Sponsor’s fees payable	219,760	251,006
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,804,683,811	$2,156,243,426
Gold bullion distributed for Shares redeemed	$(1,142,681,966)	$(1,030,905,319)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At June 30, 2019 and December 31, 2018

June 30, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	9,474,090	$11,930,367,963	$13,348,992,576

Total Investment – 100.02%			13,348,992,576
Less Liabilities – (0.02)%			(2,559,780)
Net Assets – 100.00%			$13,346,432,796

December 31, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	9,009,541	$11,255,129,376	$11,547,078,166

Total Investment – 100.02%			11,547,078,166
Less Liabilities – (0.02)%			(2,340,020)
Net Assets – 100.00%			$11,544,738,146

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2019

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,695,079	$12,152,880,181	$12,559,005,466	$—
Gold bullion contributed	546,477	739,781,522	739,781,522	—
Gold bullion distributed	(761,506)	(954,820,867)	(976,968,626)	22,147,759
Gold bullion sold to pay expenses	(5,960)	(7,472,873)	(7,735,421)	262,548
Net realized gain	—	—	22,410,307	—
Net change in unrealized appreciation/depreciation	—	—	1,012,499,328	—
Ending balance	9,474,090	$11,930,367,963	$13,348,992,576	$22,410,307

Three Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	8,725,190	$10,859,308,652	$11,550,842,235	$—
Gold bullion contributed	689,115	918,575,987	918,575,987	—
Gold bullion distributed	(770,898)	(964,441,439)	(992,947,997)	28,506,558
Gold bullion sold to pay expenses	(5,705)	(7,126,305)	(7,479,964)	353,659
Net realized gain	—	—	28,860,217	—
Net change in unrealized appreciation/depreciation	—	—	(696,835,646)	—
Ending balance	8,637,702	$10,806,316,895	$10,801,014,832	$28,860,217

The following tables summarize activity in gold bullion for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	1,365,448	1,804,683,811	1,804,683,811	—
Gold bullion distributed	(889,355)	(1,114,984,814)	(1,142,681,966)	27,697,152
Gold bullion sold to pay expenses	(11,544)	(14,460,410)	(15,020,997)	560,587
Net realized gain	—	—	28,257,739	—
Net change in unrealized appreciation/depreciation	—	—	1,126,675,823	—
Ending balance	9,474,090	$11,930,367,963	$13,348,992,576	$28,257,739

Six Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	1,619,592	2,156,243,426	2,156,243,426	—
Gold bullion distributed	(799,700)	(1,000,238,842)	(1,030,905,319)	30,666,477
Gold bullion sold to pay expenses	(10,655)	(13,262,531)	(14,017,337)	754,806
Net realized gain	—	—	31,421,283	—
Net change in unrealized appreciation/depreciation	—	—	(491,331,648)	—
Ending balance	8,637,702	$10,806,316,895	$10,801,014,832	$31,421,283

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$12.40	$12.71	$12.28	$12.45

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain(b)	1.09	(0.70)	1.22	(0.43)
Net increase (decrease) in net assets from operations	1.08	(0.71)	1.20	(0.45)
Net asset value per Share, end of period	$13.48	$12.00	$13.48	$12.00

Total return, at net asset value(c) (d)	8.71%	(5.59)%	9.77%	(3.61)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2019 and December 31, 2018, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended June 30, 2019

The net asset value of the Trust grew from $12,556,331,670 at March 31, 2019 to $13,346,432,796 at June 30, 2019, a 6.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 8.77% from $1,295.40 at March 31, 2019 to $1,409.00 at June 30, 2019. The increase in the Trust’s net assets was partially offset by a decrease in the number of outstanding Shares, which fell from 1,012,350,000 Shares at March 31, 2019 to 989,900,000 Shares at June 30, 2019, a consequence of 57,100,000 Shares (1,142 Baskets) being created and 79,550,000 Shares (1,591 Baskets) being redeemed during the quarter.

The 8.71% rise in the NAV from $12.40 at March 31, 2019 to $13.48 at June 30, 2019 is directly related to the 8.77% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $7,621,405 for the quarter, or 0.06% of the Trust’s average weighted assets of $12,236,734,565 during the quarter. The NAV of $13.70 on June 25, 2019 was the highest during the quarter, compared with a low during the quarter of $12.15 on April 23, 2019.

Net increase in net assets resulting from operations for the quarter ended June 30, 2019 was $1,027,288,230, resulting primarily from an unrealized gain on investment in gold bullion of $1,012,499,328, a net realized gain of $22,147,759 on gold distributed for the redemption of Shares and a net realized gain of $262,548 from gold bullion sold to pay expenses during the quarter, offset by a net investment loss of $7,621,405. Other than the Sponsor’s fees of $7,621,405, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2019

The net asset value of the Trust grew from $11,544,738,146 at December 31, 2018 to $13,346,432,796 at June 30, 2019, a 15.61% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 9.94% from $1,281.65 (LBMA Gold Price AM) at December 31, 2018 to $1,409.00 (LBMA Gold Price PM) at June 30, 2019. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 940,200,000 Shares at December 31, 2018 to 989,900,000 Shares at June 30, 2019, a consequence of 142,600,000 Shares (2,852 Baskets) being created and 92,900,000 Shares (1,858 Baskets) being redeemed during the period.

The 9.77% increase in the NAV from $12.28 at December 31, 2018 to $13.48 at June 30, 2019 is directly related to the 9.94% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $15,240,757 for the period, or 0.12% of the Trust’s average weighted assets of $12,304,070,036 during the period. The NAV of $13.70 on June 25, 2019 was the highest during the period, compared with a low during the period of $12.15 on April 23, 2019.

Net increase in net assets resulting from operations for the period was $1,139,692,805, resulting from an unrealized gain on investment in gold bullion of $1,126,675,823, a net realized gain of $27,697,152 on gold distributed for the redemption of Shares and a net realized gain of $560,587 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $15,240,757. Other than the Sponsor’s fees of $15,240,757, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 79,550,000 Shares (1,591 Baskets) were redeemed during the quarter ended June 30, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/19 to 04/30/19	32,400,000	$0.0096
05/01/19 to 05/31/19	43,050,000	0.0096
06/01/19 to 06/30/19	4,100,000	0.0096
Total	79,550,000	$0.0096

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 6, 2019

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 6, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.