Form 10-Q
period 2019-09-30
ISHARES GOLD TRUST
filed 2019-11-06
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32418

iShares® Gold Trust

(Exact name of registrant as specified in its charter)

New York	81-6124036
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iSharesDelaware Trust Sponsor LLC

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

As of November 5, 2019, the Registrant had 1,202,450,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
Assets
Investment in gold bullion, at fair value(a)	$16,356,103,991	$11,547,078,166
Total Assets	16,356,103,991	11,547,078,166

Liabilities
Sponsor’s fees payable	3,305,611	2,340,020
Total Liabilities	3,305,611	2,340,020

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$16,352,798,380	$11,544,738,146

Shares issued and outstanding(b)	1,151,300,000	940,200,000
Net asset value per Share (Note 2C)	$14.20	$12.28

(a)	Cost of investment in gold bullion: $14,230,489,101 and $11,255,129,376, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expenses
Sponsor’s fees	$9,387,230	$6,488,704	$24,627,987	$20,757,047
Total expenses	9,387,230	6,488,704	24,627,987	20,757,047
Net investment loss	(9,387,230)	(6,488,704)	(24,627,987)	(20,757,047)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	1,062,683	(172,528)	1,623,270	582,278
Gold bullion distributed for the redemption of Shares	17,280,094	(3,995,892)	44,977,246	26,670,585
Net realized gain (loss)	18,342,777	(4,168,420)	46,600,516	27,252,863
Net change in unrealized appreciation/depreciation	706,990,277	(532,059,056)	1,833,666,100	(1,023,390,704)
Net realized and unrealized gain (loss)	725,333,054	(536,227,476)	1,880,266,616	(996,137,841)

Net increase (decrease) in net assets resulting from operations	$715,945,824	$(542,716,180)	$1,855,638,629	$(1,016,894,888)

Net increase (decrease) in net assets per Share(a)	$0.68	$(0.61)	$1.84	$(1.13)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2019

Nine Months Ended September 30, 2019
Net Assets at December 31, 2018	$11,544,738,146

Operations:
Net investment loss	(7,619,352)
Net realized gain	5,847,432
Net change in unrealized appreciation/depreciation	114,176,495
Net increase in net assets resulting from operations	112,404,575

Capital Share Transactions:
Contributions for Shares issued	1,064,902,289
Distributions for Shares redeemed	(165,713,340)
Net increase in net assets from capital share transactions	899,188,949

Increase in net assets	1,011,593,524

Net Assets at March 31, 2019	$12,556,331,670

Operations:
Net investment loss	(7,621,405)
Net realized gain	22,410,307
Net change in unrealized appreciation/depreciation	1,012,499,328
Net increase in net assets resulting from operations	1,027,288,230

Capital Share Transactions:
Contributions for Shares issued	739,781,522
Distributions for Shares redeemed	(976,968,626)
Net decrease in net assets from capital share transactions	(237,187,104)

Increase in net assets	790,101,126

Net Assets at June 30, 2019	$13,346,432,796

Operations:
Net investment loss	(9,387,230)
Net realized gain	18,342,777
Net change in unrealized appreciation/depreciation	706,990,277
Net increase in net assets resulting from operations	715,945,824

Capital Share Transactions:
Contributions for Shares issued	2,411,110,878
Distributions for Shares redeemed	(120,691,118)
Net increase in net assets from capital share transactions	2,290,419,760

Increase in net assets	3,006,365,584

Net Assets at September 30, 2019	$16,352,798,380

Shares issued and redeemed
Shares issued	312,500,000
Shares redeemed	(101,400,000)
Net increase in Shares issued and outstanding	211,100,000

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018

Nine Months Ended September 30, 2018
Net Assets at December 31, 2017	$10,147,507,137

Operations:
Net investment loss	(6,856,858)
Net realized gain	2,561,066
Net change in unrealized appreciation/depreciation	205,503,998
Net increase in net assets resulting from operations	201,208,206

Capital Share Transactions:
Contributions for Shares issued	1,237,667,439
Distributions for Shares redeemed	(37,957,322)
Net increase in net assets from capital share transactions	1,199,710,117

Increase in net assets	1,400,918,323

Net Assets at March 31, 2018	$11,548,425,460

Operations:
Net investment loss	(7,411,485)
Net realized gain	28,860,217
Net change in unrealized appreciation/depreciation	(696,835,646)
Net decrease in net assets resulting from operations	(675,386,914)

Capital Share Transactions:
Contributions for Shares issued	918,575,987
Distributions for Shares redeemed	(992,947,997)
Net decrease in net assets from capital share transactions	(74,372,010)

Decrease in net assets	(749,758,924)

Net Assets at June 30, 2018	$10,798,666,536

Operations:
Net investment loss	(6,488,704)
Net realized loss	(4,168,420)
Net change in unrealized appreciation/depreciation	(532,059,056)
Net decrease in net assets resulting from operations	(542,716,180)

Capital Share Transactions:
Contributions for Shares issued	326,017,394
Distributions for Shares redeemed	(369,770,728)
Net decrease in net assets from capital share transactions	(43,753,334)

Decrease in net assets	(586,469,514)

Net Assets at September 30, 2018	$10,212,197,022

Shares issued and redeemed
Shares issued	196,850,000
Shares redeemed	(114,500,000)
Net increase in Shares issued and outstanding	82,350,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$23,662,396	$20,752,224
Expenses – Sponsor’s fees paid	(23,662,396)	(20,752,224)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,855,638,629	$(1,016,894,888)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	23,662,396	20,752,224
Net realized (gain) loss	(46,600,516)	(27,252,863)
Net change in unrealized appreciation/depreciation	(1,833,666,100)	1,023,390,704
Change in operating assets and liabilities:
Sponsor’s fees payable	965,591	4,823
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$4,215,794,689	$2,482,260,820
Gold bullion distributed for Shares redeemed	$(1,263,373,084)	$(1,400,676,047)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At September 30, 2019 and December 31, 2018

September 30, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,011,987	$14,230,489,101	$16,356,103,991

Total Investment – 100.02%			16,356,103,991
Less Liabilities – (0.02)%			(3,305,611)
Net Assets – 100.00%			$16,352,798,380

December 31, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	9,009,541	$11,255,129,376	$11,547,078,166

Total Investment – 100.02%			11,547,078,166
Less Liabilities – (0.02)%			(2,340,020)
Net Assets – 100.00%			$11,544,738,146

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2019

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,474,090	$11,930,367,963	$13,348,992,576	$—
Gold bullion contributed	1,625,180	2,411,110,878	2,411,110,878	—
Gold bullion distributed	(81,313)	(103,411,024)	(120,691,118)	17,280,094
Gold bullion sold to pay expenses	(5,970)	(7,578,716)	(8,641,399)	1,062,683
Net realized gain	—	—	18,342,777	—
Net change in unrealized appreciation/depreciation	—	—	706,990,277	—
Ending balance	11,011,987	$14,230,489,101	$16,356,103,991	$18,342,777

Three Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	8,637,702	$10,806,316,895	$10,801,014,832	$—
Gold bullion contributed	269,920	326,017,394	326,017,394	—
Gold bullion distributed	(298,773)	(373,766,620)	(369,770,728)	(3,995,892)
Gold bullion sold to pay expenses	(5,523)	(6,907,415)	(6,734,887)	(172,528)
Net realized loss	—	—	(4,168,420)	—
Net change in unrealized appreciation/depreciation	—	—	(532,059,056)	—
Ending balance	8,603,326	$10,751,660,254	$10,214,299,135	$(4,168,420)

The following tables summarize activity in gold bullion for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	2,990,628	4,215,794,689	4,215,794,689	—
Gold bullion distributed	(970,668)	(1,218,395,838)	(1,263,373,084)	44,977,246
Gold bullion sold to pay expenses	(17,514)	(22,039,126)	(23,662,396)	1,623,270
Net realized gain	—	—	46,600,516	—
Net change in unrealized appreciation/depreciation	—	—	1,833,666,100	—
Ending balance	11,011,987	$14,230,489,101	$16,356,103,991	$46,600,516

Nine Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	1,889,512	2,482,260,820	2,482,260,820	—
Gold bullion distributed	(1,098,473)	(1,374,005,462)	(1,400,676,047)	26,670,585
Gold bullion sold to pay expenses	(16,178)	(20,169,946)	(20,752,224)	582,278
Net realized gain	—	—	27,252,863	—
Net change in unrealized appreciation/depreciation	—	—	(1,023,390,704)	—
Ending balance	8,603,326	$10,751,660,254	$10,214,299,135	$27,252,863

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

5 - Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees and agents against, and hold each of them harmless from, any loss, liability, cost, expense or judgment (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic or other report filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks, and related institutions); a significant increase in the hedging activities of gold producers; significant changes in the attitude of speculators, investors and other market participants towards gold; global gold supply and demand; global or regional political, economic or financial events and situations; investors’ expectations with respect to the rate of inflation; interest rates; investment and trading activities of hedge funds and commodity funds; other economic variables such as income growth, economic output, and monetary policies; and investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$13.48	$12.00	$12.28	$12.45

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(b)	0.73	(0.61)	1.94	(1.05)
Net increase (decrease) in net assets from operations	0.72	(0.62)	1.92	(1.07)
Net asset value per Share, end of period	$14.20	$11.38	$14.20	$11.38

Total return, at net asset value(c)(d)	5.34%	(5.17)%	15.64%	(8.59)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2019 and December 31, 2018, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Fourth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iSharesDelaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended September 30, 2019

The net asset value of the Trust grew from $13,346,432,796 at June 30, 2019 to $16,352,798,380 at September 30, 2019, a 22.53% increase. The increase in the Trust’s net asset value resulted primarily from an increase in number of outstanding Shares, which rose from 989,900,000 Shares at June 30, 2019, to 1,151,300,000 Shares at September 30, 2019, a consequence of 169,900,000 Shares (3,398 Baskets) being created and 8,500,000 Shares (170 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 5.42% from $1,409.00 at June 30, 2019 to $1,485.30 at September 30, 2019.

The 5.34% rise in the NAV from $13.48 at June 30, 2019 to $14.20 at September 30, 2019 is directly related to the 5.42% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $9,387,230 for the quarter, or 0.06% of the Trust’s average weighted assets of $14,930,158,591 during the quarter. The NAV of $14.79 on September 4, 2019 was the highest during the quarter, compared with a low during the quarter of $13.29 on July 5, 2019.

Net increase in net assets resulting from operations for the quarter ended September 30, 2019 was $715,945,824, resulting from an unrealized gain on investment in gold bullion of $706,990,277, a net realized gain of $17,280,094 on gold distributed for the redemption of Shares and a net realized gain of $1,062,683 from gold bullion sold to pay expenses during the quarter, offset by a net investment loss of $9,387,230. Other than the Sponsor’s fees of $9,387,230, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2019

The net asset value of the Trust grew from $11,544,738,146 at December 31, 2018 to $16,352,798,380 at September 30, 2019, a 41.65% increase. The increase in the Trust’s net asset value resulted primarily from an increase in number of outstanding Shares, which rose from 940,200,000 Shares at December 31, 2018, to 1,151,300,000 Shares at September 30, 2019, a consequence of 312,500,000 Shares (6,250 Baskets) being created and 101,400,000 Shares (2,028 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from an increase in the price of gold, which rose 15.89% from $1,281.65 at December 31, 2018 to $1,485.30 at September 30, 2019.

The 15.64% increase in the NAV from $12.28 at December 31, 2018 to $14.20 at September 30, 2019 is directly related to the 15.89% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $24,627,987 for the period, or 0.19% of the Trust’s average weighted assets of $13,189,052,260 during the period. The NAV of $14.79 on September 4, 2019 was the highest during the period, compared with a low during the period of $12.15 on April 23, 2019.

Net increase in net assets resulting from operations for the period was $1,855,638,629, resulting from an unrealized gain on investment in gold bullion of $1,833,666,100, a net realized gain of $44,977,246 on gold distributed for the redemption of Shares and a net realized gain of $1,623,270 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $24,627,987. Other than the Sponsor’s fees of $24,627,987, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 8,500,000 Shares (170 Baskets) were redeemed during the quarter ended September 30, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/19 to 07/31/19	3,500,000	$0.0096
08/01/19 to 08/31/19	—	—
09/01/19 to 09/30/19	5,000,000	0.0096
Total	8,500,000	$0.0096

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2019

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.