Form 10-K
period 2019-12-31
ISHARES GOLD TRUST
filed 2020-02-27
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 30, 2019, the aggregate market value of the shares held by non-affiliates was approximately $13,068,092,812. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2020, the Registrant had 1,251,100,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of iShares Gold Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward‑looking statements to conform the statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value grew from $11,544,738,146 at December 31, 2018 to $17,628,525,082 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 940,200,000 Shares outstanding at December 31, 2018 to 1,211,150,000 Shares outstanding at December 31, 2019.

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

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. The Trust’s gold holdings are represented by physical gold, are identified on the Custodian’s or, if applicable, sub-custodian’s, books as the property of the Trust, and are held by the Custodian in New York, London and other locations that may be authorized in the future.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV of the Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

The Trust is not registered as an investment company for purposes of U.S. federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any law or regulation, or of an act of God, terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on June 13, 2019 and December 3, 2019 issued their reports summarizing their findings. Such reports were posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s gold is warehoused once (in the quarter ended December 31, 2019).

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

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by IBA following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Coins ’N Things, Inc., Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading LLC, JPMorgan Chase Bank N.A. London Branch, Koch Commodities Europe Ltd., Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia and Toronto Dominion Bank.

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

The Sponsor earned $35,318,380 for the year ended December 31, 2019. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC, and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules  - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Gold Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. In the case of purchase orders submitted via the Trustee’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in the Trustee’s electronic order system. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit gold in exchange for Baskets and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

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

Redemption of Baskets; Withdrawal of Gold

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets in exchange for the corresponding Basket Gold Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a written request, or submit a redemption order through the Trustee’s electronic order entry system, indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the gold represented by such Baskets. The date the Trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

The Custodian may make the gold available for collection at its office or at the office of a sub-custodian if the gold is being held by a sub-custodian. Gold is delivered at the locations designated by the Trustee, in consultation with the Custodian. Redeeming Authorized Participants are entitled to express a preference as to where they would like to have gold delivered, but have no right to receive delivery at a specified location. All taxes incurred in connection with the delivery of gold to the Custodian in exchange for Baskets (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

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

Fees and Expenses of the Trustee

Each deposit of gold for the creation of Baskets and each surrender of Baskets for the purpose of withdrawing Trust property (including if the trust agreement between the Trustee and the Sponsor (the “Trust Agreement”) terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell the Trust’s gold from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. See “Trust Expenses.”

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker‑dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of collectibles, including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the Trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their net investment income, which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

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

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately five years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fee, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Gold Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems.

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

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long-term period.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●

large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected;

●

a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares;

●

a significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares;

●

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

●	global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	investors’ expectations with respect to the rate of inflation;

●	interest rates;

●	investment and trading activities of hedge funds and commodity funds;

●	other economic variables such as income growth, economic output, and monetary policies; and

●	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long‑term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

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

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical gold should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering gold in return for Baskets, the price of Shares may diverge from the value of physical gold.

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost‑effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

The Trust is not registered as an investment company and is not required to be registered under the Investment Company Act. Consequently, the owners of Shares do not have the protections under the Investment Company Act applicable to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

The Custodian is responsible to the Trust for loss or damage to the Trust’s gold only under limited circumstances. The Custodian Agreement contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian Agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust. The Custodian has no obligation to replace any gold lost under circumstances for which the Custodian is liable to the Trust. The Custodian’s liability to the Trust, if any, will be limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default, or at the time of the act or omission giving rise to the claim for indemnification.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custodian Agreement may only be asserted by the Trustee on behalf of the Trust.

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

Holders

As of December 31, 2019, there were approximately 153 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2019 and 2018. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

11,000,000 Shares (220 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/19 to 10/31/19	—	$—
11/01/19 to 11/30/19	2,350,000	0.0096
12/01/19 to 12/31/19	8,650,000	0.0096
Total	11,000,000	$0.0096

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2019, 2018, 2017, 2016 and 2015 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on January 21, 2005.

	December 31,
	2019	2018	2017	2016	2015
Net realized gain (loss) on gold bullion	$65,788,134	$23,491,426	$22,215,914	$25,068,804	$(87,792,181)
Net income (loss)	2,276,002,127	(198,122,480)	881,863,362	308,743,920	(762,115,999)
Net income (loss) per Share	2.15	(0.22)	1.23	0.46	(1.40)
Net cash flows	—	—	—	—	—
Total assets	17,632,155,037	11,547,078,166	10,149,604,427	7,311,674,849	5,210,940,144

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2019 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net realized gain on gold bullion	$5,847,432	$22,410,307	$18,342,777	$19,187,618
Net income	112,404,575	1,027,288,230	715,945,824	420,363,498
Net income per Share	0.11	1.05	0.68	0.35
Net cash flows	—	—	—	—
Total assets	12,559,005,466	13,348,992,576	16,356,103,991	17,632,155,037

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

The following chart shows the daily London PM Fix or LBMA Gold Price, as applicable, for the period from December 2014 through December 2019(a):

(a)    The London PM Fix was discontinued on March 19, 2015 and was subsequently replaced by the LBMA Gold Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2019

The Trust’s net asset value grew from $11,544,738,146 at December 31, 2018 to $17,628,525,082 at December 31, 2019, a 52.70% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 940,200,000 at December 31, 2018 to 1,211,150,000 at December 31, 2019, a consequence of 383,350,000 Shares (7,667 Baskets) being created and 112,400,000 Shares (2,248 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefited from an increase in the LBMA Gold Price AM, which rose 18.83% from $1,281.65 at December 31, 2018 to $1,523.00 at December 31, 2019.

The 18.57% increase in the Trust’s NAV from $12.28 at December 31, 2018 to $14.56 at December 31, 2019 is directly related to the 18.83% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $35,318,380 for the year, or 0.25% of the Trust’s average weighted assets of $14,144,367,726 during the year. The NAV of $14.79 on September 4, 2019 was the highest during the year, compared with a low of $12.15 on April 23, 2019.

Net increase in net assets resulting from operations for the year ended December 31, 2019 was $2,276,002,127, resulting from an unrealized gain on investment in gold bullion of $2,245,532,373, a net realized gain of $62,885,343 on gold bullion distributed for the redemption of Shares and a net realized gain of $2,902,791 on gold bullion sold to pay expenses during the year, partially offset by a net investment loss of $35,318,380. Other than the Sponsor’s fees of $35,318,380, the Trust had no expenses during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2019 and 2018.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Expenses
Sponsor’s fees	$7,619,352	$7,621,405	$9,387,230	$10,690,393
Total expenses	7,619,352	7,621,405	9,387,230	10,690,393
Net investment loss	(7,619,352)	(7,621,405)	(9,387,230)	(10,690,393)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	298,039	262,548	1,062,683	1,279,521
Gold bullion distributed for the redemption of Shares	5,549,393	22,147,759	17,280,094	17,908,097
Net realized gain	5,847,432	22,410,307	18,342,777	19,187,618
Net change in unrealized appreciation/ depreciation on investment in gold bullion	114,176,495	1,012,499,328	706,990,277	411,866,273
Net realized and unrealized gain	120,023,927	1,034,909,635	725,333,054	431,053,891
Net increase in net assets resulting from operations	$112,404,575	$1,027,288,230	$715,945,824	$420,363,498
Net increase in net assets per Share	$0.11	$1.05	$0.68	$0.35

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Expenses
Sponsor’s fees	$6,856,858	$7,411,485	$6,488,704	$6,776,064
Total expenses	6,856,858	7,411,485	6,488,704	6,776,064
Net investment loss	(6,856,858)	(7,411,485)	(6,488,704)	(6,776,064)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	401,147	353,659	(172,528)	(172,821)
Gold bullion distributed for the redemption of Shares	2,159,919	28,506,558	(3,995,892)	(3,588,616)
Net realized gain (loss)	2,561,066	28,860,217	(4,168,420)	(3,761,437)
Net change in unrealized appreciation/ depreciation on investment in gold bullion	205,503,998	(696,835,646)	(532,059,056)	829,309,909
Net realized and unrealized gain (loss)	208,065,064	(667,975,429)	(536,227,476)	825,548,472
Net increase (decrease) in net assets resulting from operations	$201,208,206	$(675,386,914)	$(542,716,180)	$818,772,408
Net increase (decrease) in net assets per Share	$0.23	$(0.71)	$(0.61)	$0.90

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2019.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer, of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Mary Cronin, Philip Jensen, Peter Landini, Kimun Lee and Paul Lohrey.

Paul Lohrey, CFA, 57, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Mary Cronin, (formerly Miley), 42, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, Inc., performing supervisory and managerial functions. Prior to joining BlackRock, Inc., Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Philip Jensen, 61, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 68, is a member of the Sponsor’s audit committee. In 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 73, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2019, the Trust has incurred Sponsor’s fees of $35,318,380.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees	—	—
All other fees	—	—
	$63,800	$63,800

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2019 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	Fourth Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London brand is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares Gold Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Gold Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2020

We have served as the Trust’s auditor since 2005.

iShares Gold Trust
Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
Investment in gold bullion, at fair value(a)	$17,632,155,037	$11,547,078,166
Total Assets	17,632,155,037	11,547,078,166

Liabilities
Sponsor’s fees payable	3,629,955	2,340,020
Total Liabilities	3,629,955	2,340,020

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$17,628,525,082	$11,544,738,146

Shares issued and outstanding(b)	1,211,150,000	940,200,000
Net asset value per Share (Note 2C)	$14.56	$12.28

(a)	Cost of investment in gold bullion: $15,094,673,874 and $11,255,129,376, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Expenses
Sponsor’s fees	$35,318,380	$27,533,111	$21,630,631
Total expenses	35,318,380	27,533,111	21,630,631
Net investment loss	(35,318,380)	(27,533,111)	(21,630,631)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	2,902,791	409,457	445,799
Gold bullion distributed for the redemption of Shares	62,885,343	23,081,969	21,770,115
Net realized gain	65,788,134	23,491,426	22,215,914
Net change in unrealized appreciation/depreciation	2,245,532,373	(194,080,795)	881,278,079
Net realized and unrealized gain (loss)	2,311,320,507	(170,589,369)	903,493,993

Net increase (decrease) in net assets resulting from operations	$2,276,002,127	$(198,122,480)	$881,863,362

Net increase (decrease) in net assets per Share(a)	$2.15	$(0.22)	$1.23

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Net Assets, Beginning of Year	$11,544,738,146	$10,147,507,137	$7,310,131,020

Operations:
Net investment loss	(35,318,380)	(27,533,111)	(21,630,631)
Net realized gain	65,788,134	23,491,426	22,215,914
Net change in unrealized appreciation/depreciation	2,245,532,373	(194,080,795)	881,278,079
Net increase (decrease) in net assets resulting from operations	2,276,002,127	(198,122,480)	881,863,362

Capital Share Transactions:
Contributions for Shares issued	5,226,042,788	3,078,649,161	2,782,113,163
Distributions for Shares redeemed	(1,418,257,979)	(1,483,295,672)	(826,600,408)
Net increase in net assets from capital share transactions	3,807,784,809	1,595,353,489	1,955,512,755

Increase in net assets	6,083,786,936	1,397,231,009	2,837,376,117

Net Assets, End of Year	$17,628,525,082	$11,544,738,146	$10,147,507,137

Shares issued and redeemed
Shares issued	383,350,000	247,000,000	228,250,000
Shares redeemed	(112,400,000)	(121,700,000)	(68,350,000)
Net increase in Shares issued and outstanding	270,950,000	125,300,000	159,900,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$34,028,445	$27,290,381	$21,077,170
Expenses – Sponsor’s fees paid	(34,028,445)	(27,290,381)	(21,077,170)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,276,002,127	$(198,122,480)	$881,863,362
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	34,028,445	27,290,381	21,077,170
Net realized (gain) loss	(65,788,134)	(23,491,426)	(22,215,914)
Net change in unrealized appreciation/depreciation	(2,245,532,373)	194,080,795	(881,278,079)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,289,935	242,730	553,461
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$5,226,042,788	$3,078,649,161	$2,782,113,163
Gold bullion distributed for Shares redeemed	$(1,418,257,979)	$(1,483,295,672)	$(826,600,408)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments
At December 31, 2019 and 2018

December 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,577,252	$15,094,673,874	$17,632,155,037

Total Investment – 100.02%			17,632,155,037
Less Liabilities – (0.02)%			(3,629,955)
Net Assets – 100.00%			$17,628,525,082

December 31, 2018

Description	Ounces	Cost	Fair Value
Gold bullion	9,009,541	$11,255,129,376	$11,547,078,166

Total Investment – 100.02%			11,547,078,166
Less Liabilities – (0.02)%			(2,340,020)
Net Assets – 100.00%			$11,544,738,146

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements

December 31, 2019

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	3,668,032	5,226,042,788	5,226,042,788	—
Gold bullion distributed	(1,075,809)	(1,355,372,636)	(1,418,257,979)	62,885,343
Gold bullion sold to pay expenses	(24,512)	(31,125,654)	(34,028,445)	2,902,791
Net realized gain	—	—	65,788,134	—
Net change in unrealized appreciation/depreciation	—	—	2,245,532,373	—
Ending balance	11,577,252	$15,094,673,874	$17,632,155,037	$65,788,134

Year Ended December 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	2,370,108	3,078,649,161	3,078,649,161	—
Gold bullion distributed	(1,167,483)	(1,460,213,703)	(1,483,295,672)	23,081,969
Gold bullion sold to pay expenses	(21,549)	(26,880,924)	(27,290,381)	409,457
Net realized gain	—	—	23,491,426	—
Net change in unrealized appreciation/depreciation	—	—	(194,080,795)	—
Ending balance	9,009,541	$11,255,129,376	$11,547,078,166	$23,491,426

Year Ended December 31, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	6,308,062	$7,706,923,343	$7,311,674,849	$—
Gold bullion contributed	2,194,645	2,782,113,163	2,782,113,163	—
Gold bullion distributed	(657,409)	(804,830,293)	(826,600,408)	21,770,115
Gold bullion sold to pay expenses	(16,833)	(20,631,371)	(21,077,170)	445,799
Net realized gain	—	—	22,215,914	—
Net change in unrealized appreciation/depreciation	—	—	881,278,079	—
Ending balance	7,828,465	$9,663,574,842	$10,149,604,427	$22,215,914

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	383,350,000	$5,226,042,788	247,000,000	$3,078,649,161	228,250,000	$2,782,113,163
Shares redeemed	(112,400,000)	(1,418,257,979)	(121,700,000)	(1,483,295,672)	(68,350,000)	(826,600,408)
Net increase	270,950,000	$3,807,784,809	125,300,000	$1,595,353,489	159,900,000	$1,955,512,755

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Net asset value per Share, beginning of year	$12.28	$12.45	$11.16

Net investment loss(a)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	2.31	(0.14)	1.32
Net increase (decrease) in net assets from operations	2.28	(0.17)	1.29
Net asset value per Share, end of year	$14.56	$12.28	$12.45

Total return, at net asset value(c)	18.57%	(1.37)%	11.56%

Ratio to average net assets:
Net investment loss	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the year.

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

At December 31, 2019 and December 31, 2018, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 27, 2020

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 27, 2020

/s/ Peter Landini
Peter Landini
Director

Date:	February 27, 2020

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 27, 2020

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.