Form 10-Q
period 2020-03-31
ISHARES GOLD TRUST
filed 2020-05-07
CIK 1278680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, the Registrant had 1,421,300,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Gold Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
Assets
Investment in gold bullion, at fair value(a)	$20,227,343,435	$17,632,155,037
Total Assets	20,227,343,435	17,632,155,037

Liabilities
Sponsor’s fees payable	4,163,163	3,629,955
Total Liabilities	4,163,163	3,629,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$20,223,180,272	$17,628,525,082

Shares issued and outstanding(b)	1,316,000,000	1,211,150,000
Net asset value per Share (Note 2C)	$15.37	$14.56

(a)	Cost of investment in gold bullion: $16,858,848,412 and $15,094,673,874, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Expenses
Sponsor’s fees	$11,818,169	$7,619,352
Total expenses	11,818,169	7,619,352
Net investment loss	(11,818,169)	(7,619,352)

Net Realized and Unrealized Gain
Net realized gain from:
Gold bullion sold to pay expenses	1,813,190	298,039
Gold bullion distributed for the redemption of Shares	149,833,292	5,549,393
Net realized gain	151,646,482	5,847,432
Net change in unrealized appreciation/depreciation	831,013,860	114,176,495
Net realized and unrealized gain	982,660,342	120,023,927

Net increase in net assets resulting from operations	$970,842,173	$112,404,575

Net increase in net assets per Share(a)	$0.77	$0.11

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2020

Three Months Ended
March 31, 2020
Net Assets at December 31, 2019	$17,628,525,082

Operations:
Net investment loss	(11,818,169)
Net realized gain	151,646,482
Net change in unrealized appreciation/depreciation	831,013,860
Net increase in net assets resulting from operations	970,842,173

Capital Share Transactions:
Contributions for Shares issued	2,615,209,304
Distributions for Shares redeemed	(991,396,287)
Net increase in net assets from capital share transactions	1,623,813,017

Increase in net assets	2,594,655,190

Net Assets at March 31, 2020	$20,223,180,272

Shares issued and redeemed
Shares issued	171,400,000
Shares redeemed	(66,550,000)
Net increase in Shares issued and outstanding	104,850,000

See notes to financial statements.

iShares Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019

Three Months Ended
March 31, 2019
Net Assets at December 31, 2018	$11,544,738,146

Operations:
Net investment loss	(7,619,352)
Net realized gain	5,847,432
Net change in unrealized appreciation/depreciation	114,176,495
Net increase in net assets resulting from operations	112,404,575

Capital Share Transactions:
Contributions for Shares issued	1,064,902,289
Distributions for Shares redeemed	(165,713,340)
Net increase in net assets from capital share transactions	899,188,949

Increase in net assets	1,011,593,524

Net Assets at March 31, 2019	$12,556,331,670

Shares issued and redeemed
Shares issued	85,500,000
Shares redeemed	(13,350,000)
Net increase in Shares issued and outstanding	72,150,000

See notes to financial statements.

iShares Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$11,284,961	$7,285,576
Expenses – Sponsor’s fees paid	(11,284,961)	(7,285,576)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$970,842,173	$112,404,575
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	11,284,961	7,285,576
Net realized (gain) loss	(151,646,482)	(5,847,432)
Net change in unrealized appreciation/depreciation	(831,013,860)	(114,176,495)
Change in operating assets and liabilities:
Sponsor’s fees payable	533,208	333,776
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,615,209,304	$1,064,902,289
Gold bullion distributed for Shares redeemed	$(991,396,287)	$(165,713,340)

See notes to financial statements.

iShares Gold Trust
Schedules of Investments (Unaudited)
At March 31, 2020 and December 31, 2019

March 31, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	12,571,766	$16,858,848,412	$20,227,343,435

Total Investment — 100.02%			20,227,343,435
Less Liabilities — (0.02)%			(4,163,163)
Net Assets — 100.00%			$20,223,180,272

December 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,577,252	$15,094,673,874	$17,632,155,037

Total Investment — 100.02%			17,632,155,037
Less Liabilities — (0.02)%			(3,629,955)
Net Assets — 100.00%			$17,628,525,082

See notes to financial statements.

iShares Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2020

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	1,637,506	2,615,209,304	2,615,209,304	—
Gold bullion distributed	(635,791)	(841,562,995)	(991,396,287)	149,833,292
Gold bullion sold to pay expenses	(7,201)	(9,471,771)	(11,284,961)	1,813,190
Net realized gain	—	—	151,646,482	—
Net change in unrealized appreciation/depreciation	—	—	831,013,860	—
Ending balance	12,571,766	$16,858,848,412	$20,227,343,435	$151,646,482

Three Months Ended March 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	818,971	1,064,902,289	1,064,902,289	—
Gold bullion distributed	(127,849)	(160,163,947)	(165,713,340)	5,549,393
Gold bullion sold to pay expenses	(5,584)	(6,987,537)	(7,285,576)	298,039
Net realized gain	—	—	5,847,432	—
Net change in unrealized appreciation/depreciation	—	—	114,176,495	—
Ending balance	9,695,079	$12,152,880,181	$12,559,005,466	$5,847,432

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Net asset value per Share, beginning of period	$14.56	$12.28

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain(b)	0.82	0.13
Net increase in net assets from operations	0.81	0.12
Net asset value per Share, end of period	$15.37	$12.40

Total return, at net asset value(c)(d)	5.56%	0.98%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2020 and December 31, 2019, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward‑looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2020

The Trust’s net asset value grew from $17,628,525,082 at December 31, 2019 to $20,223,180,272 at March 31, 2020, a 14.72% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 1,211,150,000 Shares at December 31, 2019 to 1,316,000,000 Shares at March 31, 2020, a consequence of 171,400,000 Shares (3,428 Baskets) being created and 66,550,000 Shares (1,331 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of gold, which rose 5.64% from $1,523.00 (LBMA Gold Price AM) at December 31, 2019 to $1,608.95 (LBMA Gold Price PM) at March 31, 2020.

The 5.56% rise in the Trust’s NAV from $14.56 at December 31, 2019 to $15.37 at March 31, 2020 is directly related to the 5.64% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $11,818,169 for the quarter, or 0.06% of the Trust’s average weighted assets of $19,041,114,166 during the quarter. The NAV of $16.08 on March 6, 2020 was the highest during the quarter, compared with a low during the quarter of $14.08 on March 19, 2020.

Net increase in net assets resulting from operations for the quarter ended March 31, 2020 was $970,842,173, resulting from an unrealized gain on investment in gold bullion of $831,013,860, a net realized gain of $149,833,292 on gold distributed for the redemption of Shares and a net realized gain of $1,813,190 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $11,818,169. Other than the Sponsor’s fees of $11,818,169, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak will have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to make settlements on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 66,550,000 Shares (1,331 Baskets) were redeemed during the quarter ended March 31, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/20 to 01/31/20	14,550,000	$0.0096
02/01/20 to 02/29/20	17,150,000	0.0096
03/01/20 to 03/31/20	34,850,000	0.0096
Total	66,550,000	$0.0096

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

Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 6, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 6, 2020

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.