Form 10-Q
period 2020-06-30
ISHARES GOLD TRUST
filed 2020-08-05
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, the Registrant had 1,655,400,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Investment in gold bullion, at fair value(a)	$25,917,726,586	$17,632,155,037
Total Assets	25,917,726,586	17,632,155,037

Liabilities
Sponsor’s fees payable	5,101,796	3,629,955
Total Liabilities	5,101,796	3,629,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$25,912,624,790	$17,628,525,082

Shares issued and outstanding(b)	1,535,400,000	1,211,150,000
Net asset value per Share (Note 2C)	$16.88	$14.56

(a)	Cost of investment in gold bullion: $20,470,354,346 and $15,094,673,874, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expenses
Sponsor’s fees	$14,632,446	$7,621,405	$26,450,615	$15,240,757
Total expenses	14,632,446	7,621,405	26,450,615	15,240,757
Net investment loss	(14,632,446)	(7,621,405)	(26,450,615)	(15,240,757)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	2,481,003	262,548	4,294,193	560,587
Gold bullion distributed for the redemption of Shares	55,939,245	22,147,759	205,772,537	27,697,152
Net realized gain	58,420,248	22,410,307	210,066,730	28,257,739
Net change in unrealized appreciation/depreciation	2,078,877,217	1,012,499,328	2,909,891,077	1,126,675,823
Net realized and unrealized gain	2,137,297,465	1,034,909,635	3,119,957,807	1,154,933,562

Net increase in net assets resulting from operations	$2,122,665,019	$1,027,288,230	$3,093,507,192	$1,139,692,805

Net increase in net assets per Share(a)	$1.47	$1.05	$2.28	$1.16

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020

Six Months Ended June 30, 2020
Net Assets at December 31, 2019	$17,628,525,082

Operations:
Net investment loss	(11,818,169)
Net realized gain	151,646,482
Net change in unrealized appreciation/depreciation	831,013,860
Net increase in net assets resulting from operations	970,842,173

Capital Share Transactions:
Contributions for Shares issued	2,615,209,304
Distributions for Shares redeemed	(991,396,287)
Net increase in net assets from capital share transactions	1,623,813,017

Increase in net assets	2,594,655,190

Net Assets at March 31, 2020	$20,223,180,272

Operations:
Net investment loss	(14,632,446)
Net realized gain	58,420,248
Net change in unrealized appreciation/depreciation	2,078,877,217
Net increase in net assets resulting from operations	2,122,665,019

Capital Share Transactions:
Contributions for Shares issued	3,865,881,490
Distributions for Shares redeemed	(299,101,991)
Net increase in net assets from capital share transactions	3,566,779,499

Increase in net assets	5,689,444,518

Net Assets at June 30, 2020	$25,912,624,790

Shares issued and redeemed
Shares issued	409,250,000
Shares redeemed	(85,000,000)
Net increase in Shares issued and outstanding	324,250,000

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2019

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$24,978,774	$15,020,997
Expenses – Sponsor’s fees paid	(24,978,774)	(15,020,997)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$3,093,507,192	$1,139,692,805
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	24,978,774	15,020,997
Net realized (gain) loss	(210,066,730)	(28,257,739)
Net change in unrealized appreciation/depreciation	(2,909,891,077)	(1,126,675,823)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,471,841	219,760
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$6,481,090,794	$1,804,683,811
Gold bullion distributed for Shares redeemed	(1,290,498,278)	(1,142,681,966)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2020 and December 31, 2019

June 30, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	14,658,518	$20,470,354,346	$25,917,726,586

Total Investments — 100.02%			25,917,726,586
Less Liabilities — (0.02)%			(5,101,796)
Net Assets — 100.00%			$25,912,624,790

December 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,577,252	$15,094,673,874	$17,632,155,037

Total Investments — 100.02%			17,632,155,037
Less Liabilities — (0.02)%			(3,629,955)
Net Assets — 100.00%			$17,628,525,082

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2020

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,571,766	$16,858,848,412	$20,227,343,435	$—
Gold bullion contributed	2,271,113	3,865,881,490	3,865,881,490	—
Gold bullion distributed	(176,145)	(243,162,746)	(299,101,991)	55,939,245
Gold bullion sold to pay expenses	(8,216)	(11,212,810)	(13,693,813)	2,481,003
Net realized gain	—	—	58,420,248	—
Net change in unrealized appreciation/depreciation	—	—	2,078,877,217	—
Ending balance	14,658,518	$20,470,354,346	$25,917,726,586	$58,420,248

Three Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,695,079	$12,152,880,181	$12,559,005,466	$—
Gold bullion contributed	546,477	739,781,522	739,781,522	—
Gold bullion distributed	(761,506)	(954,820,867)	(976,968,626)	22,147,759
Gold bullion sold to pay expenses	(5,960)	(7,472,873)	(7,735,421)	262,548
Net realized gain	—	—	22,410,307	—
Net change in unrealized appreciation/depreciation	—	—	1,012,499,328	—
Ending balance	9,474,090	$11,930,367,963	$13,348,992,576	$22,410,307

The following tables summarize activity in gold bullion for the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	3,908,619	6,481,090,794	6,481,090,794	—
Gold bullion distributed	(811,936)	(1,084,725,741)	(1,290,498,278)	205,772,537
Gold bullion sold to pay expenses	(15,417)	(20,684,581)	(24,978,774)	4,294,193
Net realized gain	—	—	210,066,730	—
Net change in unrealized appreciation/depreciation	—	—	2,909,891,077	—
Ending balance	14,658,518	$20,470,354,346	$25,917,726,586	$210,066,730

Six Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	1,365,448	1,804,683,811	1,804,683,811	—
Gold bullion distributed	(889,355)	(1,114,984,814)	(1,142,681,966)	27,697,152
Gold bullion sold to pay expenses	(11,544)	(14,460,410)	(15,020,997)	560,587
Net realized gain	—	—	28,257,739	—
Net change in unrealized appreciation/depreciation	—	—	1,126,675,823	—
Ending balance	9,474,090	$11,930,367,963	$13,348,992,576	$28,257,739

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$15.37	$12.40	$14.56	$12.28

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain(b)	1.52	1.09	2.34	1.22
Net increase in net assets from operations	1.51	1.08	2.32	1.20
Net asset value per Share, end of period	$16.88	$13.48	$16.88	$13.48

Total return, at net asset value(c)(d)	9.82%	8.71%	15.93%	9.77%

Ratio to average net assets
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2020 and December 31, 2019, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Gold Bullion; Computation of Net Asset Value

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

Results of Operations

The Quarter Ended June 30, 2020

The Trust’s net asset value grew from $20,223,180,272 at March 31, 2020 to $25,912,624,790 at June 30, 2020, a 28.13% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 1,316,000,000 Shares at March 31, 2020 to 1,535,400,000 Shares at June 30, 2020, a consequence of 237,850,000 Shares (4,757 Baskets) being created and 18,450,000 Shares (369 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of gold, which rose 9.89% from $1,608.95 (LBMA Gold Price AM) at March 31, 2020 to $1,768.10 (LBMA Gold Price PM) at June 30, 2020.

The 9.82% rise in the Trust’s NAV from $15.37 at March 31, 2020 to $16.88 at June 30, 2020 is directly related to the 9.89% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $14,632,446 for the quarter, or 0.06% of the Trust’s average weighted assets of $23,603,564,772 during the quarter. The NAV of $16.91 on June 29, 2020 was the highest during the quarter, compared with a low during the quarter of $15.06 on April 01, 2020.

Net increase in net assets resulting from operations for the quarter ended June 30, 2020 was $2,122,665,019, resulting from an unrealized gain on investment in gold bullion of $2,078,877,217, a net realized gain of $58,420,248 on gold distributed for the redemption of Shares and a net realized gain of $2,481,003 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $14,632,446. Other than the Sponsor’s fees of $14,632,446, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2020

The Trust’s net asset value grew from $17,628,525,082 at December 31, 2019 to $25,912,624,790 at June 30, 2020, a 46.99% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Gold Price, which rose 16.09% from $1,523.00 (LBMA Gold Price AM) at December 31, 2019 to $1,768.10 (LBMA Gold Price PM) at June 30, 2020. The increase in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 1,211,150,000 Shares at December 31, 2019 to 1,535,400,000 Shares at June 30, 2020, a consequence of 409,250,000 Shares (8,185 Baskets) being created and 85,000,000 Shares (1,700 Baskets) being redeemed during the period.

The 15.93% increase in the NAV from $14.56 at December 31, 2019 to $16.88 at June 30, 2020 is directly related to the 16.09% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $26,450,615 for the period, or 0.12% of the Trust’s average weighted assets of $21,322,339,469 during the period. The NAV of $16.91 on June 29, 2020 was the highest during the period, compared with a low during the period of $14.08 on March 19, 2020.

Net increase in net assets resulting from operations for the six months ended June 30, 2020 was $3,093,507,192, resulting from an unrealized gain on investment in gold bullion of $2,909,891,077, a net realized gain of $205,772,537 on gold distributed for the redemption of Shares and a net realized gain of $4,294,193 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $26,450,615. Other than the Sponsor’s fees of $26,450,615, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, event cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak may continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 18,450,000 Shares (369 Baskets) were redeemed during the quarter ended June 30, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/20 to 04/30/20	2,700,000	$0.0096
05/01/20 to 05/31/20	—	—
06/01/20 to 06/30/20	15,750,000	0.0095
Total	18,450,000	$0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

10.2	Amendment Agreement to Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2020

/s/ Mary Cronin

Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2020

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.