Form 10-Q
period 2020-09-30
ISHARES GOLD TRUST
filed 2020-11-05
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2020, the Registrant had 1,776,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Investment in gold bullion, at fair value(a)	$31,436,617,757	$17,632,155,037
Total Assets	31,436,617,757	17,632,155,037

Liabilities
Sponsor's fees payable	6,535,329	3,629,955
Total Liabilities	6,535,329	3,629,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$31,430,082,428	$17,628,525,082

Shares issued and outstanding(b)	1,746,150,000	1,211,150,000
Net asset value per Share (Note 2C)	$18.00	$14.56

(a)	Cost of investment in gold bullion: $24,368,528,904 and $15,094,673,874, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expenses
Sponsor's fees	$19,078,049	$9,387,230	$45,528,664	$24,627,987
Total expenses	19,078,049	9,387,230	45,528,664	24,627,987
Net investment loss	(19,078,049)	(9,387,230)	(45,528,664)	(24,627,987)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	4,403,639	1,062,683	8,697,832	1,623,270
Gold bullion distributed for the redemption of Shares	73,471,118	17,280,094	279,243,655	44,977,246
Net realized gain	77,874,757	18,342,777	287,941,487	46,600,516
Net change in unrealized appreciation/depreciation	1,620,716,613	706,990,277	4,530,607,690	1,833,666,100
Net realized and unrealized gain	1,698,591,370	725,333,054	4,818,549,177	1,880,266,616

Net increase in net assets resulting from operations	$1,679,513,321	$715,945,824	$4,773,020,513	$1,855,638,629

Net increase in net assets per Share(a)	$1.00	$0.68	$3.27	$1.84

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2020

Nine Months Ended September 30, 2020
Net Assets at December 31, 2019	$17,628,525,082

Operations:
Net investment loss	(11,818,169)
Net realized gain	151,646,482
Net change in unrealized appreciation/depreciation	831,013,860
Net increase in net assets resulting from operations	970,842,173

Capital Share Transactions:
Contributions for Shares issued	2,615,209,304
Distributions for Shares redeemed	(991,396,287)
Net increase in net assets from capital share transactions	1,623,813,017

Increase in net assets	2,594,655,190

Net Assets at March 31, 2020	$20,223,180,272

Operations:
Net investment loss	(14,632,446)
Net realized gain	58,420,248
Net change in unrealized appreciation/depreciation	2,078,877,217
Net increase in net assets resulting from operations	2,122,665,019

Capital Share Transactions:
Contributions for Shares issued	3,865,881,490
Distributions for Shares redeemed	(299,101,991)
Net increase in net assets from capital share transactions	3,566,779,499

Increase in net assets	5,689,444,518

Net Assets at June 30, 2020	$25,912,624,790

Operations:
Net investment loss	(19,078,049)
Net realized gain	77,874,757
Net change in unrealized appreciation/depreciation	1,620,716,613
Net increase in net assets resulting from operations	1,679,513,321

Capital Share Transactions:
Contributions for Shares issued	4,165,602,762
Distributions for Shares redeemed	(327,658,445)
Net increase in net assets from capital share transactions	3,837,944,317

Increase in net assets	5,517,457,638

Net Assets at September 30, 2020	$31,430,082,428

Shares issued and redeemed
Shares issued	638,500,000
Shares redeemed	(103,500,000)
Net increase in Shares issued and outstanding	535,000,000

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2019

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$42,623,290	$23,662,396
Expenses – Sponsor’s fees paid	(42,623,290)	(23,662,396)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$4,773,020,513	$1,855,638,629
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	42,623,290	23,662,396
Net realized (gain) loss	(287,941,487)	(46,600,516)
Net change in unrealized appreciation/depreciation	(4,530,607,690)	(1,833,666,100)
Change in operating assets and liabilities:
Sponsor’s fees payable	2,905,374	965,591
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$10,646,693,556	$4,215,794,689
Gold bullion distributed for Shares redeemed	(1,618,156,723)	(1,263,373,084)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2020 and December 31, 2019

September 30, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	16,660,458	$24,368,528,904	$31,436,617,757

Total Investments — 100.02%			$31,436,617,757
Less Liabilities — (0.02)%			(6,535,329)
Net Assets — 100.00%			$31,430,082,428

December 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,577,252	$15,094,673,874	$17,632,155,037

Total Investments — 100.02%			$17,632,155,037
Less Liabilities — (0.02)%			(3,629,955)
Net Assets — 100.00%			$17,628,525,082

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2020

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,658,518	$20,470,354,346	$25,917,726,586	$—
Gold bullion contributed	2,187,720	4,165,602,762	4,165,602,762	—
Gold bullion distributed	(176,520)	(254,187,327)	(327,658,445)	73,471,118
Gold bullion sold to pay expenses	(9,260)	(13,240,877)	(17,644,516)	4,403,639
Net realized gain	—	—	77,874,757	—
Net change in unrealized appreciation/depreciation	—	—	1,620,716,613	—
Ending balance	16,660,458	$24,368,528,904	$31,436,617,757	$77,874,757

Three Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,474,090	$11,930,367,963	$13,348,992,576	$—
Gold bullion contributed	1,625,180	2,411,110,878	2,411,110,878	—
Gold bullion distributed	(81,313)	(103,411,024)	(120,691,118)	17,280,094
Gold bullion sold to pay expenses	(5,970)	(7,578,716)	(8,641,399)	1,062,683
Net realized gain	—	—	18,342,777	—
Net change in unrealized appreciation/depreciation	—	—	706,990,277	—
Ending balance	11,011,987	$14,230,489,101	$16,356,103,991	$18,342,777

The following tables summarize activity in gold bullion for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	6,096,339	10,646,693,556	10,646,693,556	—
Gold bullion distributed	(988,456)	(1,338,913,068)	(1,618,156,723)	279,243,655
Gold bullion sold to pay expenses	(24,677)	(33,925,458)	(42,623,290)	8,697,832
Net realized gain	—	—	287,941,487	—
Net change in unrealized appreciation/depreciation	—	—	4,530,607,690	—
Ending balance	16,660,458	$24,368,528,904	$31,436,617,757	$287,941,487

Nine Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	2,990,628	4,215,794,689	4,215,794,689	—
Gold bullion distributed	(970,668)	(1,218,395,838)	(1,263,373,084)	44,977,246
Gold bullion sold to pay expenses	(17,514)	(22,039,126)	(23,662,396)	1,623,270
Net realized gain	—	—	46,600,516	—
Net change in unrealized appreciation/depreciation	—	—	1,833,666,100	—
Ending balance	11,011,987	$14,230,489,101	$16,356,103,991	$46,600,516

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$16.88	$13.48	$14.56	$12.28

Net investment loss(a)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain(b)	1.13	0.73	3.47	1.94
Net increase in net assets from operations	1.12	0.72	3.44	1.92
Net asset value per Share, end of period	$18.00	$14.20	$18.00	$14.20

Total return, at net asset value(c)(d)	6.64%	5.34%	23.63%	15.64%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2020 and December 31, 2019, the value of the gold bullion held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a "Basket") or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. under the ticker symbol IAU.

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled "Valuation of Gold Bullion; Computation of Net Asset Value" above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2020

The Trust’s net asset value grew from $25,912,624,790 at June 30, 2020 to $31,430,082,428 at September 30, 2020, a 21.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 1,535,400,000 Shares at June 30, 2020 to 1,746,150,000 Shares at September 30, 2020, a consequence of 229,250,000 Shares (4,585 Baskets) being created and 18,500,000 Shares (370 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of gold, which rose 6.72% from $1,768.10 at June 30, 2020 to $1,886.90 at September 30, 2020.

The 6.64% rise in the Trust’s NAV from $16.88 at June 30, 2020 to $18.00 at September 30, 2020 is directly related to the 6.72% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $19,078,049 for the quarter, or 0.06% of the Trust’s average weighted assets of $30,417,860,429 during the quarter. The NAV of $19.73 on August 6, 2020 was the highest during the quarter, compared with a low during the quarter of $16.90 on July 1, 2020.

Net increase in net assets resulting from operations for the quarter ended September 30, 2020 was $1,679,513,321, resulting from an unrealized gain on investment in gold bullion of $1,620,716,613, a net realized gain of $73,471,118 on gold distributed for the redemption of Shares and a net realized gain of $4,403,639 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $19,078,049. Other than the Sponsor’s fees of $19,078,049, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2020

The Trust’s net asset value grew from $17,628,525,082 at December 31, 2019 to $31,430,082,428 at September 30, 2020, a 78.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 1,211,150,000 Shares at December 31, 2019 to 1,746,150,000 Shares at September 30, 2020, a consequence of 638,500,000 Shares (12,770 Baskets) being created and 103,500,000 Shares (2,070 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of gold, which rose 23.89% from $1,523.00 at December 31, 2019 to $1,886.90 at September 30, 2020.

The 23.63% increase in the NAV from $14.56 at December 31, 2019 to $18.00 at September 30, 2020 is directly related to the 23.89% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $45,528,664 for the period, or 0.19% of the Trust’s average weighted assets of $24,376,310,010 during the period. The NAV of $19.73 on August 6, 2020 was the highest during the period, compared with a low during the period of $14.08 on March 19, 2020.

Net increase in net assets resulting from operations for the nine months ended September 30, 2020 was $4,773,020,513, resulting from an unrealized gain on investment in gold bullion of $4,530,607,690, a net realized gain of $279,243,655 on gold distributed for the redemption of Shares and a net realized gain of $8,697,832 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $45,528,664. Other than the Sponsor’s fees of $45,528,664, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 18,500,000 Shares (370 Baskets) were redeemed during the quarter ended September 30, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/20 to 07/31/20	5,500,000	$0.0095
08/01/20 to 08/31/20	3,000,000	0.0095
09/01/20 to 09/30/20	10,000,000	0.0095
Total	18,500,000	$0.0095

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

Amendment Agreement to Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A. London branch is incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2020

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.