Form 10-K
period 2020-12-31
ISHARES GOLD TRUST
filed 2021-03-01
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares held by non-affiliates was approximately $25,641,535,523. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 29, 2021, the Registrant had 1,776,650,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of iShares Gold Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value grew from $17,628,525,082 at December 31, 2019 to $31,918,269,136 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 1,211,150,000 Shares outstanding at December 31, 2019 to 1,770,450,000 Shares outstanding at December 31, 2020.

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

The Custodian has agreed to use reasonable care in the performance of its duties to the Trust, and will only be responsible for any loss or damage suffered by the Trust as a direct result of the Custodian’s negligence, fraud or willful default in the performance of its duties. The Custodian’s liability is limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default.

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any law or regulation, or of an act of God, terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God, or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected on two separate occasions the premises where the Trust’s gold is warehoused and on September 3, 2020 and December 1, 2020 issued their reports summarizing their findings. Such reports are posted by the Sponsor on the Trust’s website.

Valuation of Gold; Computation of Net Asset Value

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

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Citibank, N.A. London Branch, Coins ‘N’ Things Inc., Goldman Sachs International plc, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, and Toronto- Dominion Bank.

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

The Sponsor earned $65,443,749 for the year ended December 31, 2020. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences --Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., HSBC Securities (USA) LLC, J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Americas LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. At the creation of the Trust, the initial Basket Gold Amount was 5,000 ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s LBMA Gold Price PM. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

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

Redemption of Baskets; Withdrawal of Gold

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

Redemptions of Baskets may be suspended only (1) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

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

Trust Expenses and Gold Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

●	any indemnification of the Sponsor as described below.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor. This is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

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

Risks Related to Gold

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately five years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administration proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

Risks Related to the Shares

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

●	global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	investors’ expectations with respect to the rate of inflation;

●	interest rates;

●	investment and trading activities of hedge funds and commodity funds;

●	other economic variables such as income growth, economic output and monetary policies; and

●	investor confidence.

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

Risks Related to the Trust and Its Operations

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

Risks Related to the Custody of Gold

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

Holders

As of December 31, 2020, there were approximately 163 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2020 and 2019. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

56,500,000 Shares (1,130 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/20 to 10/31/20	8,950,000	$0.0095
11/01/20 to 11/30/20	29,550,000	0.0095
12/01/20 to 12/31/20	18,000,000	0.0095
Total	56,500,000	$0.0095

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2020, 2019, 2018, 2017 and 2016 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on January 21, 2005.

	December 31,
	2020	2019	2018	2017	2016
Net realized gain (loss) on gold bullion	$496,187,915	$65,788,134	$23,491,426	$22,215,914	$25,068,804
Net income (loss)	4,804,011,813	2,276,002,127	(198,122,480)	881,863,362	308,743,920
Net income (loss) per Share	3.12	2.15	(0.22)	1.23	0.46
Net cash flows	—	—	—	—	—
Total assets	31,924,891,396	17,632,155,037	11,547,078,166	10,149,604,427	7,311,674,849

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2020 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net realized gain (loss) on gold bullion	$151,646,482	$58,420,248	$77,874,757	$208,246,428
Net income	970,842,173	2,122,665,019	1,679,513,321	30,991,300
Net income per Share	0.77	1.47	1.00	0.02
Net cash flow	—	—	—	—
Total assets	20,227,343,435	25,917,726,586	31,436,617,757	31,924,891,396

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

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by IBA that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily London PM Fix or LBMA Gold Price, as applicable, for the period from December 2015 through December 2020(a):

Gold Prices (December 2015 - December 2020)

(a)    The London PM Fix was discontinued on March 19, 2015 and was subsequently replaced by the LBMA Gold Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2020

The Trust’s net asset value grew from $17,628,525,082 at December 31, 2019 to $31,918,269,136 at December 31, 2020, a 81.06% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 1,211,150,000 at December 31, 2019 to 1,770,450,000 at December 31, 2020, a consequence of 719,300,000 Shares (14,386 Baskets) being created and 160,000,000 Shares (3,200 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefited from an increase in the LBMA Gold Price AM, which rose 24.16% from $1,523.00 at December 31, 2019 to $1,891.10 at December 31, 2020.

The 23.83% rise in the Trust’s NAV from $14.56 at December 31, 2019 to $18.03 at December 31, 2020 was directly related to the 24.16% increase in the price of gold.

The Trust’s NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $65,443,749 for the year, or 0.25% of the Trust’s average weighted assets of $26,216,201,970 during the year. The NAV of $19.73 on August 6, 2020 was the highest during the year, compared with a low of $14.08 on March 19, 2020.

Net increase in net assets resulting from operations for the year ended December 31, 2020 was $4,804,011,813, resulting from an unrealized gain on investment in gold bullion of $4,373,267,647 and a net realized gain of $483,306,743, on gold bullion distributed for the redemption of Shares and a net realized gain of $12,881,172 on gold bullion sold to pay expenses during the year, partially offset by a net investment loss of $65,443,749. Other than the Sponsor’s fees of $65,443,749, the Trust had no expenses during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2020 and 2019.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Expenses
Sponsor’s fee	$11,818,169	$14,632,446	$19,078,049	$19,915,085
Total Expenses	11,818,169	14,632,446	19,078,049	19,915,085
Net investment loss	(11,818,169)	(14,632,446)	(19,078,049)	(19,915,085)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	1,813,190	2,481,003	4,403,639	4,183,340
Gold bullion distributed for the redemption of Shares	149,833,292	55,939,245	73,471,118	204,063,088
Net realized gain	151,646,482	58,420,248	77,874,757	208,246,428
Net change in unrealized appreciation/ depreciation on investment in gold bullion	831,013,860	2,078,877,217	1,620,716,613	(157,340,043)
Net realized and unrealized gain	982,660,342	2,137,297,465	1,698,591,370	50,906,385
Net increase in net assets resulting from operations	$970,842,173	$2,122,665,019	$1,679,513,321	$30,991,300
Net increase in net assets per Share	$0.77	$1.47	$1.00	$0.02

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Expenses
Sponsor’s fee	$7,619,352	$7,621,405	$9,387,230	$10,690,393
Total Expenses	7,619,352	7,621,405	9,387,230	10,690,393
Net investment loss	(7,619,352)	(7,621,405)	(9,387,230)	(10,690,393)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	298,039	262,548	1,062,683	1,279,521
Gold bullion distributed for the redemption of Shares	5,549,393	22,147,759	17,280,094	17,908,097
Net realized gain	5,847,432	22,410,307	18,342,777	19,187,618
Net change in unrealized appreciation/ depreciation on investment in gold bullion	114,176,495	1,012,499,328	706,990,277	411,866,273
Net realized and unrealized gain	120,023,927	1,034,909,635	725,333,054	431,053,891
Net increase in net assets resulting from operations	$112,404,575	$1,027,288,230	$715,945,824	$420,363,498
Net increase in net assets per Share	$0.11	$1.05	$0.68	$0.35

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Mary Cronin, Philip Jensen, Peter Landini, Kimun Lee, and Paul Lohrey.

Paul Lohrey, CFA, 58, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Mary Cronin, (formerly Miley), 43, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, Inc., performing supervisory and managerial functions. Prior to joining BlackRock, Inc., Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Philip Jensen, 62, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 69, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 74, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2020, the Trust has incurred Sponsor’s fees of $65,443,749.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees	—	—
All other fees	—	—
	$63,800	$63,800

(a)    Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2020 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

4.3

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Registrant on February 27, 2020

10.1

Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London brand is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Amendment Agreement to Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares® Gold Trust
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Gold Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2021

We have served as the Trust’s auditor since 2005.

iShares® Gold Trust

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
Investment in gold bullion, at fair value(a)	$31,924,891,396	$17,632,155,037
Total Assets	31,924,891,396	17,632,155,037

Liabilities
Sponsor’s fees payable	6,622,260	3,629,955
Total Liabilities	6,622,260	3,629,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$31,918,269,136	$17,628,525,082

Shares issued and outstanding(b)	1,770,450,000	1,211,150,000
Net asset value per Share (Note 2C)	$18.03	$14.56

(a)	Cost of investment in gold bullion: $25,014,142,586 and $15,094,673,874, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Expenses
Sponsor’s fees	$65,443,749	$35,318,380	$27,533,111
Total expenses	65,443,749	35,318,380	27,533,111
Net investment loss	(65,443,749)	(35,318,380)	(27,533,111)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	12,881,172	2,902,791	409,457
Gold bullion distributed for the redemption of Shares	483,306,743	62,885,343	23,081,969
Net realized gain	496,187,915	65,788,134	23,491,426
Net change in unrealized appreciation/depreciation	4,373,267,647	2,245,532,373	(194,080,795)
Net realized and unrealized gain (loss)	4,869,455,562	2,311,320,507	(170,589,369)

Net increase (decrease) in net assets resulting from operations	$4,804,011,813	$2,276,002,127	$(198,122,480)

Net increase (decrease) in net assets per Share(a)	$3.12	$2.15	$(0.22)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Net Assets, Beginning of Year	$17,628,525,082	$11,544,738,146	$10,147,507,137

Operations:
Net investment loss	(65,443,749)	(35,318,380)	(27,533,111)
Net realized gain	496,187,915	65,788,134	23,491,426
Net change in unrealized appreciation/depreciation	4,373,267,647	2,245,532,373	(194,080,795)
Net increase (decrease) in net assets resulting from operations	4,804,011,813	2,276,002,127	(198,122,480)

Capital Share Transactions:
Contributions for Shares issued	12,103,493,289	5,226,042,788	3,078,649,161
Distributions for Shares redeemed	(2,617,761,048)	(1,418,257,979)	(1,483,295,672)
Net increase in net assets from capital share transactions	9,485,732,241	3,807,784,809	1,595,353,489

Increase in net assets	14,289,744,054	6,083,786,936	1,397,231,009

Net Assets, End of Year	$31,918,269,136	$17,628,525,082	$11,544,738,146

Shares issued and redeemed
Shares issued	719,300,000	383,350,000	247,000,000
Shares redeemed	(160,000,000)	(112,400,000)	(121,700,000)
Net increase in Shares issued and outstanding	559,300,000	270,950,000	125,300,000

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$62,451,444	$34,028,445	$27,290,381
Expenses – Sponsor’s fees paid	(62,451,444)	(34,028,445)	(27,290,381)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$4,804,011,813	$2,276,002,127	$(198,122,480)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	62,451,444	34,028,445	27,290,381
Net realized (gain) loss	(496,187,915)	(65,788,134)	(23,491,426)
Net change in unrealized appreciation/depreciation	(4,373,267,647)	(2,245,532,373)	194,080,795
Change in operating assets and liabilities:
Sponsor’s fees payable	2,992,305	1,289,935	242,730
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$12,103,493,289	$5,226,042,788	$3,078,649,161
Gold bullion distributed for Shares redeemed	$(2,617,761,048)	$(1,418,257,979)	$(1,483,295,672)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments

At December 31, 2020 and 2019

December 31, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	16,881,652	$25,014,142,586	$31,924,891,396

Total Investment – 100.02%			31,924,891,396
Less Liabilities – (0.02)%			(6,622,260)
Net Assets – 100.00%			$31,918,269,136

December 31, 2019

Description	Ounces	Cost	Fair Value
Gold bullion	11,577,252	$15,094,673,874	$17,632,155,037

Total Investment – 100.02%			17,632,155,037
Less Liabilities – (0.02)%			(3,629,955)
Net Assets – 100.00%			$17,628,525,082

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

December 31, 2020

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	6,866,938	12,103,493,289	12,103,493,289	—
Gold bullion distributed	(1,527,240)	(2,134,454,305)	(2,617,761,048)	483,306,743
Gold bullion sold to pay expenses	(35,298)	(49,570,272)	(62,451,444)	12,881,172
Net realized gain	—	—	496,187,915	—
Net change in unrealized appreciation/depreciation	—	—	4,373,267,647	—
Ending balance	16,881,652	$25,014,142,586	$31,924,891,396	$496,187,915

Year Ended December 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	9,009,541	$11,255,129,376	$11,547,078,166	$—
Gold bullion contributed	3,668,032	5,226,042,788	5,226,042,788	—
Gold bullion distributed	(1,075,809)	(1,355,372,636)	(1,418,257,979)	62,885,343
Gold bullion sold to pay expenses	(24,512)	(31,125,654)	(34,028,445)	2,902,791
Net realized gain	—	—	65,788,134	—
Net change in unrealized appreciation/depreciation	—	—	2,245,532,373	—
Ending balance	11,577,252	$15,094,673,874	$17,632,155,037	$65,788,134

Year Ended December 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	7,828,465	$9,663,574,842	$10,149,604,427	$—
Gold bullion contributed	2,370,108	3,078,649,161	3,078,649,161	—
Gold bullion distributed	(1,167,483)	(1,460,213,703)	(1,483,295,672)	23,081,969
Gold bullion sold to pay expenses	(21,549)	(26,880,924)	(27,290,381)	409,457
Net realized gain	—	—	23,491,426	—
Net change in unrealized appreciation/depreciation	—	—	(194,080,795)	—
Ending balance	9,009,541	$11,255,129,376	$11,547,078,166	$23,491,426

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	719,300,000	$12,103,493,289	383,350,000	$5,226,042,788	247,000,000	$3,078,649,161
Shares redeemed	(160,000,000)	(2,617,761,048)	(112,400,000)	(1,418,257,979)	(121,700,000)	(1,483,295,672)
Net increase	559,300,000	$9,485,732,241	270,950,000	$3,807,784,809	125,300,000	$1,595,353,489

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Net asset value per Share, beginning of year	$14.56	$12.28	$12.45

Net investment loss(a)	(0.04)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	3.51	2.31	(0.14)
Net increase (decrease) in net assets from operations	3.47	2.28	(0.17)
Net asset value per Share, end of year	$18.03	$14.56	$12.28

Total return, at net asset value(c)	23.83%	18.57%	(1.37)%

Ratio to average net assets:
Net investment loss	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2020 and December 31, 2019, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2021

/s/ Mary Cronin

Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 1, 2021

/s/ Philip Jensen

Philip Jensen
Director

Date:	March 1, 2021

/s/ Peter Landini

Peter Landini
Director

Date:	March 1, 2021

/s/ Kimun Lee

Kimun Lee
Director

Date:	March 1, 2021

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.