Form 10-Q
period 2021-03-31
ISHARES GOLD TRUST
filed 2021-05-04
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, the Registrant had 1,672,900,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Investment in gold bullion, at fair value(a)	$27,398,975,237	$31,924,891,396
Total Assets	27,398,975,237	31,924,891,396

Liabilities
Sponsor’s fees payable	5,968,228	6,622,260
Total Liabilities	5,968,228	6,622,260

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$27,393,007,009	$31,918,269,136

Shares issued and outstanding(b)	1,700,250,000	1,770,450,000
Net asset value per Share (Note 2C)	$16.11	$18.03

(a)	Cost of investment in gold bullion: $24,106,918,759 and $25,014,142,586, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Expenses
Sponsor’s fees	$18,536,656	$11,818,169
Total expenses	18,536,656	11,818,169
Net investment loss	(18,536,656)	(11,818,169)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,764,720	1,813,190
Gold bullion distributed for the redemption of Shares	254,372,227	149,833,292
Net realized gain	258,136,947	151,646,482
Net change in unrealized appreciation/depreciation	(3,618,692,332)	831,013,860
Net realized and unrealized gain (loss)	(3,360,555,385)	982,660,342

Net increase (decrease) in net assets resulting from operations	$(3,379,092,041)	$970,842,173

Net increase (decrease) in net assets per Share(a)	$(1.93)	$0.77

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021

Three Months Ended March 31, 2021
Net Assets at December 31, 2020	$31,918,269,136

Operations:
Net investment loss	(18,536,656)
Net realized gain	258,136,947
Net change in unrealized appreciation/depreciation	(3,618,692,332)
Net decrease in net assets resulting from operations	(3,379,092,041)

Capital Share Transactions:
Contributions for Shares issued	533,856,902
Distributions for Shares redeemed	(1,680,026,988)
Net decrease in net assets from capital share transactions	(1,146,170,086)

Decrease in net assets	(4,525,262,127)

Net Assets at March 31, 2021	$27,393,007,009

Shares issued and redeemed
Shares issued	30,450,000
Shares redeemed	(100,650,000)
Net decrease in Shares issued and outstanding	(70,200,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$19,190,688	$11,284,961
Expenses – Sponsor’s fees paid	(19,190,688)	(11,284,961)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(3,379,092,041)	$970,842,173
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	19,190,688	11,284,961
Net realized (gain) loss	(258,136,947)	(151,646,482)
Net change in unrealized appreciation/depreciation	3,618,692,332	(831,013,860)
Change in operating assets and liabilities:
Sponsor’s fees payable	(654,032)	533,208
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$533,856,902	$2,615,209,304
Gold bullion distributed for Shares redeemed	$(1,680,026,988)	$(991,396,287)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2021 and December 31, 2020

March 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	16,202,345	$24,106,918,759	$27,398,975,237

Total Investments – 100.02%			27,398,975,237
Less Liabilities – (0.02)%			(5,968,228)
Net Assets – 100.00%			$27,393,007,009

December 31, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	16,881,652	$25,014,142,586	$31,924,891,396

Total Investments – 100.02%			31,924,891,396
Less Liabilities – (0.02)%			(6,622,260)
Net Assets – 100.00%			$31,918,269,136

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2021

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	290,219	533,856,902	533,856,902	—
Gold bullion distributed	(959,139)	(1,425,654,761)	(1,680,026,988)	254,372,227
Gold bullion sold to pay expenses	(10,387)	(15,425,968)	(19,190,688)	3,764,720
Net realized gain	—	—	258,136,947	—
Net change in unrealized appreciation/depreciation	—	—	(3,618,692,332)	—
Ending balance	16,202,345	$24,106,918,759	$27,398,975,237	$258,136,947

Three Months Ended March 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	1,637,506	2,615,209,304	2,615,209,304	—
Gold bullion distributed	(635,791)	(841,562,995)	(991,396,287)	149,833,292
Gold bullion sold to pay expenses	(7,201)	(9,471,771)	(11,284,961)	1,813,190
Net realized gain	—	—	151,646,482	—
Net change in unrealized appreciation/depreciation	—	—	831,013,860	—
Ending balance	12,571,766	$16,858,848,412	$20,227,343,435	$151,646,482

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net asset value per Share, beginning of period	$18.03	$14.56
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	(1.91)	0.82
Net increase (decrease) in net assets from operations	(1.92)	0.81
Net asset value per Share, end of period	$16.11	$15.37

Total return, at net asset value(c), (d)	(10.65)%	5.56%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2021 and December 31, 2020, the value of the gold bullion held by the Trust is categorized as Level 1.

10 - Subsequent Events

Management’s evaluation of the impact of all subsequent events on the Trust’s financial statements was completed through the date the financial statements were available to be issued and the following item was noted:

On March 3, 2021, BlackRock announced a one-for-two reverse stock split for the iShares Gold Trust, which will be effective on May 24, 2021, at market open. The impact of the reverse stock split will be to decrease the number of shares outstanding by a factor of two, while increasing the net assets per share by a factor of two, resulting in no effect on the net assets of the Trust.

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

Results of Operations

The Quarter Ended March 31, 2021

The Trust’s net asset value fell from $31,918,269,136 at December 31, 2020 to $27,393,007,009 at March 31, 2021, a 14.18% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of gold, which fell 10.58% from $1,891.10 (LBMA Gold Price AM) at December 31, 2020 to $1,691.05 (LBMA Gold Price PM) at March 31, 2021. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 1,770,450,000 Shares at December 31, 2020 to 1,700,250,000 Shares at March 31, 2021, a consequence of 30,450,000 Shares (609 Baskets) being created and 100,650,000 Shares (2,013 Baskets) being redeemed during the quarter.

The 10.65% decrease in the Trust’s NAV from $18.03 at December 31, 2020 to $16.11 at March 31, 2021 is directly related to the 10.58% decrease in the price of gold.

The Trust’s NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,536,656 for the quarter, or 0.06% of the Trust’s average weighted assets of $30,020,525,411 during the quarter. The NAV of $18.52 on January 04, 2021 was the highest during the quarter, compared with a low during the quarter of $16.04 on March 30, 2021.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2021 was $3,379,092,041, resulting from an unrealized loss on investment in gold bullion of $3,618,692,332, a net realized gain of $254,372,227 on gold distributed for the redemption of Shares and a net realized gain of $3,764,720 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $18,536,656. Other than the Sponsor’s fees of $18,536,656, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 100,650,000 Shares (2,013 Baskets) were redeemed during the quarter ended March 31, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/21 to 01/31/21	12,300,000	$0.0095
02/01/21 to 02/28/21	28,900,000	0.0095
03/01/21 to 03/31/21	59,450,000	0.0095
Total	100,650,000	$0.0095

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 4, 2021

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 4, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.