Form 10-Q
period 2021-06-30
ISHARES GOLD TRUST
filed 2021-08-06
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, the Registrant had 843,300,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Investment in gold bullion, at fair value(a)	$28,617,437,101	$31,924,891,396
Total Assets	28,617,437,101	31,924,891,396

Liabilities
Sponsor’s fees payable	6,111,849	6,622,260
Total Liabilities	6,111,849	6,622,260

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$28,611,325,252	$31,918,269,136

Shares issued and outstanding(b) (c)	852,150,000	885,225,000
Net asset value per Share (Note 2C)(c)	$33.58	$36.06

(a)	Cost of investment in gold bullion: $24,271,632,748 and $25,014,142,586, respectively.
(b)	No par value, unlimited amount authorized.
(c)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Sponsor’s fees	$18,171,855	$14,632,446	$36,708,511	$26,450,615
Total expenses	18,171,855	14,632,446	36,708,511	26,450,615
Net investment loss	(18,171,855)	(14,632,446)	(36,708,511)	(26,450,615)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	3,160,923	2,481,003	6,925,643	4,294,193
Gold bullion distributed for the redemption of Shares	79,926,621	55,939,245	334,298,848	205,772,537
Net realized gain	83,087,544	58,420,248	341,224,491	210,066,730
Net change in unrealized appreciation/depreciation	1,053,747,875	2,078,877,217	(2,564,944,457)	2,909,891,077
Net realized and unrealized gain (loss)	1,136,835,419	2,137,297,465	(2,223,719,966)	3,119,957,807
Net increase (decrease) in net assets resulting from operations	$1,118,663,564	$2,122,665,019	(2,260,428,477)	$3,093,507,192
Net increase (decrease) in net assets per Share(a)(b)	$1.33	$2.94	$(2.63)	$4.56

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021

Six Months Ended June 30, 2021
Net Assets at December 31, 2020	$31,918,269,136

Operations:
Net investment loss	(18,536,656)
Net realized gain	258,136,947
Net change in unrealized appreciation/depreciation	(3,618,692,332)
Net decrease in net assets resulting from operations	(3,379,092,041)

Capital Share Transactions:
Contributions for Shares issued	533,856,902
Distributions for Shares redeemed	(1,680,026,988)
Net decrease in net assets from capital share transactions	(1,146,170,086)

Decrease in net assets	(4,525,262,127)

Net Assets at March 31, 2021	$27,393,007,009

Operations:
Net investment loss	(18,171,855)
Net realized gain	83,087,544
Net change in unrealized appreciation/depreciation	1,053,747,875
Net increase in net assets resulting from operations	1,118,663,564

Capital Share Transactions:
Contributions for Shares issued	614,040,347
Distributions for Shares redeemed	(514,385,668)
Net increase in net assets from capital share transactions	99,654,679

Increase in net assets	1,218,318,243

Net Assets at June 30, 2021	$28,611,325,252

Shares issued and redeemed
Shares issued(a)	32,575,000
Shares redeemed(a)	(65,650,000)
Net decrease in Shares issued and outstanding	(33,075,000)

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020

Six Months Ended June 30, 2020
Net Assets at December 31, 2019	$17,628,525,082

Operations:
Net investment loss	(11,818,169)
Net realized gain	151,646,482
Net change in unrealized appreciation/depreciation	831,013,860
Net increase in net assets resulting from operations	970,842,173

Capital Share Transactions:
Contributions for Shares issued	2,615,209,304
Distributions for Shares redeemed	(991,396,287)
Net increase in net assets from capital share transactions	1,623,813,017

Increase in net assets	2,594,655,190

Net Assets at March 31, 2020	$20,223,180,272

Operations:
Net investment loss	(14,632,446)
Net realized gain	58,420,248
Net change in unrealized appreciation/depreciation	2,078,877,217
Net increase in net assets resulting from operations	2,122,665,019

Capital Share Transactions:
Contributions for Shares issued	3,865,881,490
Distributions for Shares redeemed	(299,101,991)
Net increase in net assets from capital share transactions	3,566,779,499

Increase in net assets	5,689,444,518

Net Assets at June 30, 2020	$25,912,624,790

Shares issued and redeemed
Shares issued(a)	204,625,000
Shares redeemed(a)	(42,500,000)
Net increase in Shares issued and outstanding	162,125,000

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$37,218,922	$24,978,774
Expenses – Sponsor’s fees paid	(37,218,922)	(24,978,774)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,260,428,477)	$3,093,507,192
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	37,218,922	24,978,774
Net realized (gain) loss	(341,224,491)	(210,066,730)
Net change in unrealized appreciation/depreciation	2,564,944,457	(2,909,891,077)
Change in operating assets and liabilities:
Sponsor’s fees payable	(510,411)	1,471,841
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,147,897,249	$6,481,090,794
Gold bullion distributed for Shares redeemed	$(2,194,412,656)	$(1,290,498,278)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2021 and December 31, 2020

June 30, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	16,230,858	$24,271,632,748	$28,617,437,101

Total Investments – 100.02%			28,617,437,101
Less Liabilities – (0.02)%			(6,111,849)
Net Assets – 100.00%			$28,611,325,252

December 31, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	16,881,652	$25,014,142,586	$31,924,891,396

Total Investments – 100.02%			31,924,891,396
Less Liabilities – (0.02)%			(6,622,260)
Net Assets – 100.00%			$31,918,269,136

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2021

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,202,345	$24,106,918,759	$27,398,975,237	$—
Gold bullion contributed	330,473	614,040,347	614,040,347	—
Gold bullion distributed	(291,980)	(434,459,047)	(514,385,668)	79,926,621
Gold bullion sold to pay expenses	(9,980)	(14,867,311)	(18,028,234)	3,160,923
Net realized gain	—	—	83,087,544	—
Net change in unrealized appreciation/depreciation	—	—	1,053,747,875	—
Ending balance	16,230,858	$24,271,632,748	$28,617,437,101	$83,087,544

Three Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,571,766	$16,858,848,412	$20,227,343,435	$—
Gold bullion contributed	2,271,113	3,865,881,490	3,865,881,490	—
Gold bullion distributed	(176,145)	(243,162,746)	(299,101,991)	55,939,245
Gold bullion sold to pay expenses	(8,216)	(11,212,810)	(13,693,813)	2,481,003
Net realized gain	—	—	58,420,248	—
Net change in unrealized appreciation/depreciation	—	—	2,078,877,217	—
Ending balance	14,658,518	$20,470,354,346	$25,917,726,586	$58,420,248

The following tables summarize activity in gold bullion for the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	620,692	1,147,897,249	1,147,897,249	—
Gold bullion distributed	(1,251,119)	(1,860,113,808)	(2,194,412,656)	334,298,848
Gold bullion sold to pay expenses	(20,367)	(30,293,279)	(37,218,922)	6,925,643
Net realized gain	—	—	341,224,491	—
Net change in unrealized appreciation/depreciation	—	—	(2,564,944,457)	—
Ending balance	16,230,858	$24,271,632,748	$28,617,437,101	$341,224,491

Six Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	3,908,619	6,481,090,794	6,481,090,794	—
Gold bullion distributed	(811,936)	(1,084,725,741)	(1,290,498,278)	205,772,537
Gold bullion sold to pay expenses	(15,417)	(20,684,581)	(24,978,774)	4,294,193
Net realized gain	—	—	210,066,730	—
Net change in unrealized appreciation/depreciation	—	—	2,909,891,077	—
Ending balance	14,658,518	$20,470,354,346	$25,917,726,586	$210,066,730

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following marketing and administrative expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021(a)	2020(a)	2021(a)	2020(a)
Net asset value per Share, beginning of period	$32.22	$30.74	$36.06	$29.12
Net investment loss(b)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(c)	1.38	3.04	(2.44)	4.68
Net increase (decrease) in net assets from operations	1.36	3.02	(2.48)	4.64
Net asset value per Share, end of period	$33.58	$33.76	$33.58	$33.76

Total return, at net asset value(d)(e)	4.22%	9.82%	(6.88)%	15.93%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(f)	0.25%	0.25%	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the period.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is not annualized.
(f)	Percentage is annualized.

9 -	Investment Valuation

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

At June 30, 2021 and December 31, 2020, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2021

The Trust’s net asset value increased from $27,393,007,009 at March 31, 2021 to $28,611,325,252 at June 30, 2021 a 4.45% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 4.26% from $1,691.05 (LBMA Gold Price PM) at March 31, 2021 to $1,763.15 (LBMA Gold Price PM) at June 30, 2021. The Trust’s net asset value also benefited from an increase in the number of outstanding shares, which rose from 850,125,0001 Shares at March 31, 2021 to 852,150,000 Shares at June 30, 2021, a consequence of 17,350,000 Shares (347 Baskets) being created and 15,325,000 Shares (307 Baskets) being redeemed during the quarter. The Board authorized a one-for-two reverse stock split for the iShares Gold Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the NAV per share by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Fund. The financial statements for the Fund have been adjusted to reflect the reverse stock split.

The 4.22% increase in the NAV from $32.22 at March 31, 2021 to $33.58 at June 30, 2021 is directly related to the 4.26% increase in the price of gold.

The NAV increased less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,171,855 for the quarter, or 0.06% of the Trust’s average weighted assets of $29,168,129,440 during the quarter. The NAV of $36.24 on June 02, 2021 was the highest during the quarter, compared with a low during the quarter of $32.88 on April 01, 2021.

Net increase in net assets resulting from operations for the quarter ended June 30, 2021 was $1,118,663,564, resulting from an unrealized gain on investment in gold bullion of $1,053,747,875, a net realized gain of $79,926,621 on gold distributed for the redemption of Shares and a net realized gain of $3,160,923 from gold bullion sold to pay expenses during the quarter and a net investment loss of $18,171,855. Other than the Sponsor’s fees of $18,171,855, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2021

The Trust’s net asset value fell from $31,918,269,136 at December 31, 2020 to $28,611,325,252 at June 30, 2021, a 10.36% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of gold, which fell 6.77% from $1,891.10 (LBMA Gold Price AM) at December 31, 2020 to $1,763.15 (LBMA Gold Price PM) at June 30, 2021. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 885,225,000 Shares at December 31, 2020 to 852,150,0001 Shares at June 30, 2021, a consequence of 32,575,000 Shares (652 Baskets) being created and 65,650,000 Shares (1,313 Baskets) being redeemed during the period. The Board authorized a one-for-two reverse stock split for the iShares Gold Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the NAV per share by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Fund. The financial statements for the Fund have been adjusted to reflect the reverse stock split.

The 6.88% decrease in the NAV from $36.06 at December 31, 2020 to $33.58 at June 30, 2021 is directly related to the 6.77% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $36,708,511 for the period, or 0.12% of the Trust’s average weighted assets of $29,591,972,740 during the period. The NAV of $37.04 on January 04, 2021 was the highest during the period, compared with a low during the period of $32.08 on March 30, 2021.

Net decrease in net assets resulting from operations for the six months ended June 30, 2021 was $2,260,428,477, resulting from an unrealized loss on investment in gold bullion of $2,564,944,457, a net realized gain of $334,298,848 on gold distributed for the redemption of Shares and a net realized gain of $6,925,643 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $36,708,511. Other than the Sponsor’s fees of $36,708,511, the Trust had no expenses during the period.

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

1)	Adjusted to reflect one-for-two reverse stock split that was effective at market open on May 24, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 15,325,000 Shares (307 Baskets) were redeemed during the quarter ended June 30, 2021.

Period	Total Number of Shares Redeemed(a)	Average Ounces of Gold Paid Per Share
04/01/21 to 04/30/21	13,850,000	$0.0191
05/01/21 to 05/31/21	1,475,000	0.0190
06/01/21 to 06/30/21	—	—
Total	15,325,000	$0.0191

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2021

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.