Form 10-Q
period 2021-09-30
ISHARES GOLD TRUST
filed 2021-11-03
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, the Registrant had 836,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Investment in gold bullion, at fair value(a)	$27,909,324,999	$31,924,891,396
Total Assets	27,909,324,999	31,924,891,396

Liabilities
Sponsor’s fees payable	5,858,034	6,622,260
Total Liabilities	5,858,034	6,622,260

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$27,903,466,965	$31,918,269,136

Shares issued and outstanding(b) (c)	841,300,000	885,225,000
Net asset value per Share (Note 2C)(c)	$33.17	$36.06

(a)	Cost of investment in gold bullion: $24,019,749,178 and $25,014,142,586, respectively.
(b)	No par value, unlimited amount authorized.
(c)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares®Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Sponsor’s fees	$18,059,257	$19,078,049	$54,767,768	$45,528,664
Total expenses	18,059,257	19,078,049	54,767,768	45,528,664
Net investment loss	(18,059,257)	(19,078,049)	(54,767,768)	(45,528,664)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	3,099,118	4,403,639	10,024,761	8,697,832
Gold bullion distributed for the redemption of Shares	127,976,249	73,471,118	462,275,097	279,243,655
Net realized gain	131,075,367	77,874,757	472,299,858	287,941,487
Net change in unrealized appreciation/depreciation	(456,228,532)	1,620,716,613	(3,021,172,989)	4,530,607,690
Net realized and unrealized gain (loss)	(325,153,165)	1,698,591,370	(2,548,873,131)	4,818,549,177
Net increase (decrease) in net assets resulting from operations	$(343,212,422)	$1,679,513,321	$(2,603,640,899)	$4,773,020,513
Net increase (decrease) in net assets per Share(a)(b)	$(0.41)	$2.00	$(3.05)	$6.54

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares®Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2021

Nine Months Ended September 30, 2021
Net Assets at December 31, 2020	$31,918,269,136

Operations:
Net investment loss	(18,536,656)
Net realized gain	258,136,947
Net change in unrealized appreciation/depreciation	(3,618,692,332)
Net decrease in net assets resulting from operations	(3,379,092,041)

Capital Share Transactions:
Contributions for Shares issued	533,856,902
Distributions for Shares redeemed	(1,680,026,988)
Net decrease in net assets from capital share transactions	(1,146,170,086)
Decrease in net assets	(4,525,262,127)

Net Assets at March 31, 2021	$27,393,007,009

Operations:
Net investment loss	(18,171,855)
Net realized gain	83,087,544
Net change in unrealized appreciation/depreciation	1,053,747,875
Net increase in net assets resulting from operations	1,118,663,564

Capital Share Transactions:
Contributions for Shares issued	614,040,347
Distributions for Shares redeemed	(514,385,668)
Net increase in net assets from capital share transactions	99,654,679
Increase in net assets	1,218,318,243

Net Assets at June 30, 2021	$28,611,325,252

Operations:
Net investment loss	(18,059,257)
Net realized gain	131,075,367
Net change in unrealized appreciation/depreciation	(456,228,532)
Net decrease in net assets resulting from operations	(343,212,422)

Capital Share Transactions:
Contributions for Shares issued	428,654,583
Distributions for Shares redeemed	(793,300,448)
Net decrease in net assets from capital share transactions	(364,645,865)
Decrease in net assets	(707,858,287)

Net Assets at September 30, 2021	$27,903,466,965

Shares issued and redeemed
Shares issued(a)	45,075,000
Shares redeemed(a)	(89,000,000)
Net decrease in Shares issued and outstanding	(43,925,000)

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares®Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2020

Nine Months Ended September 30, 2020
Net Assets at December 31, 2019	$17,628,525,082

Operations:
Net investment loss	(11,818,169)
Net realized gain	151,646,482
Net change in unrealized appreciation/depreciation	831,013,860
Net increase in net assets resulting from operations	970,842,173

Capital Share Transactions:
Contributions for Shares issued	2,615,209,304
Distributions for Shares redeemed	(991,396,287)
Net increase in net assets from capital share transactions	1,623,813,017
Increase in net assets	2,594,655,190

Net Assets at March 31, 2020	$20,223,180,272

Operations:
Net investment loss	(14,632,446)
Net realized gain	58,420,248
Net change in unrealized appreciation/depreciation	2,078,877,217
Net increase in net assets resulting from operations	2,122,665,019

Capital Share Transactions:
Contributions for Shares issued	3,865,881,490
Distributions for Shares redeemed	(299,101,991)
Net increase in net assets from capital share transactions	3,566,779,499
Increase in net assets	5,689,444,518

Net Assets at June 30, 2020	$25,912,624,790

Operations:
Net investment loss	(19,078,049)
Net realized gain	77,874,757
Net change in unrealized appreciation/depreciation	1,620,716,613
Net increase in net assets resulting from operations	1,679,513,321

Capital Share Transactions:
Contributions for Shares issued	4,165,602,762
Distributions for Shares redeemed	(327,658,445)
Net increase in net assets from capital share transactions	3,837,944,317
Increase in net assets	5,517,457,638

Net Assets at September 30, 2020	$31,430,082,428

Shares issued and redeemed
Shares issued(a)	319,250,000
Shares redeemed(a)	(51,750,000)
Net increase in Shares issued and outstanding	267,500,000

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares®Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$55,531,994	$42,623,290
Expenses – Sponsor’s fees paid	(55,531,994)	(42,623,290)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,603,640,899)	$4,773,020,513
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	55,531,994	42,623,290
Net realized (gain) loss	(472,299,858)	(287,941,487)
Net change in unrealized appreciation/depreciation	3,021,172,989	(4,530,607,690)
Change in operating assets and liabilities:
Sponsor’s fees payable	(764,226)	2,905,374
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,576,551,832	$10,646,693,556
Gold bullion distributed for Shares redeemed	$(2,987,713,104)	$(1,618,156,723)

See notes to financial statements.

iShares®Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2021 and December 31, 2020

September 30, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	16,014,073	$24,019,749,178	$27,909,324,999

Total Investments – 100.02%			27,909,324,999
Less Liabilities – (0.02)%			(5,858,034)
Net Assets – 100.00%			$27,903,466,965

December 31, 2020

Description	Ounces	Cost	Fair Value
Gold bullion	16,881,652	$25,014,142,586	$31,924,891,396

Total Investments – 100.02%			31,924,891,396
Less Liabilities – (0.02)%			(6,622,260)
Net Assets – 100.00%			$31,918,269,136

See notes to financial statements.

iShares®Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2021

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,230,858	$24,271,632,748	$28,617,437,101	$—
Gold bullion contributed	237,945	428,654,583	428,654,583	—
Gold bullion distributed	(444,564)	(665,324,199)	(793,300,448)	127,976,249
Gold bullion sold to pay expenses	(10,166)	(15,213,954)	(18,313,072)	3,099,118
Net realized gain	—	—	131,075,367	—
Net change in unrealized appreciation/depreciation	—	—	(456,228,532)	—
Ending balance	16,014,073	$24,019,749,178	$27,909,324,999	$131,075,367

Three Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,658,518	$20,470,354,346	$25,917,726,586	$—
Gold bullion contributed	2,187,720	4,165,602,762	4,165,602,762	—
Gold bullion distributed	(176,520)	(254,187,327)	(327,658,445)	73,471,118
Gold bullion sold to pay expenses	(9,260)	(13,240,877)	(17,644,516)	4,403,639
Net realized gain	—	—	77,874,757	—
Net change in unrealized appreciation/depreciation	—	—	1,620,716,613	—
Ending balance	16,660,458	$24,368,528,904	$31,436,617,757	$77,874,757

The following tables summarize activity in gold bullion for the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	858,637	1,576,551,832	1,576,551,832	—
Gold bullion distributed	(1,695,683)	(2,525,438,007)	(2,987,713,104)	462,275,097
Gold bullion sold to pay expenses	(30,533)	(45,507,233)	(55,531,994)	10,024,761
Net realized gain	—	—	472,299,858	—
Net change in unrealized appreciation/depreciation	—	—	(3,021,172,989)	—
Ending balance	16,014,073	$24,019,749,178	$27,909,324,999	$472,299,858

Nine Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	6,096,339	10,646,693,556	10,646,693,556	—
Gold bullion distributed	(988,456)	(1,338,913,068)	(1,618,156,723)	279,243,655
Gold bullion sold to pay expenses	(24,677)	(33,925,458)	(42,623,290)	8,697,832
Net realized gain	—	—	287,941,487	—
Net change in unrealized appreciation/depreciation	—	—	4,530,607,690	—
Ending balance	16,660,458	$24,368,528,904	$31,436,617,757	$287,941,487

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021(a)	2020(a)	2021(a)	2020(a)
Net asset value per Share, beginning of period	$33.58	$33.76	$36.06	$29.12
Net investment loss(b)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized gain (loss)(c)	(0.39)	2.26	(2.83)	6.94
Net increase (decrease) in net assets from operations	(0.41)	2.24	(2.89)	6.88
Net asset value per Share, end of period	$33.17	$36.00	$33.17	$36.00

Total return, at net asset value(d)(e)	(1.22)%	6.64%	(8.01)%	23.63%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(f)	0.25%	0.25%	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the period.
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

At September 30, 2021 and December 31, 2020, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2021

The Trust’s net asset value decreased from $28,611,325,252 at June 30, 2021 to $27,903,466,965 at September 30, 2021, a 2.47% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding shares, which fell from 852,150,000 Shares at June 30, 2021 to 841,300,000 Shares at September 30, 2021, a consequence of 12,500,000 Shares (250 Baskets) being created and 23,350,000 Shares (467 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was also affected by a decrease in the LMBA Gold Price, which fell 1.15% from $1,763.15 at June 30, 2021 to $1,742.80 at September 30, 2021. The Board authorized a one-for-two reverse stock split for the iShares Gold Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the NAV by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Fund. The financial statements for the Fund have been adjusted to reflect the reverse stock split.

The 1.22% decrease in the NAV from $33.58 at June 30, 2021 to $33.17 at September 30, 2021 is directly related to the 1.15% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,059,257 for the quarter, or 0.06% of the Trust’s average weighted assets of $28,651,464,667 during the quarter. The NAV of $34.83 on July 29, 2021 was the highest during the quarter, compared with a low during the quarter of $32.81 on August 10, 2021.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2021 was $343,212,422, resulting from an unrealized loss on investment in gold bullion of $456,228,532, a net realized gain of $127,976,249 on gold distributed for the redemption of Shares and a net realized gain of $3,099,118 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $18,059,257. Other than the Sponsor’s fees of $18,059,257, the Trust had no expenses during the quarter.

The Nine Month Period Ended September 30, 2021

The Trust’s net asset value fell from $31,918,269,136 at December 31, 2020 to $27,903,466,965 at September 30, 2021, a 12.58% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the LMBA Gold Price, which fell 7.84% from $1,891.10 at December 31, 2020 to $1,742.80 at September 30, 2021. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 885,225,000(a) Shares at December 31, 2020 to 841,300,000 Shares at September 30, 2021, a consequence of 45,075,000 Shares (902 Baskets) being created and 89,000,000 Shares (1,780 Baskets) being redeemed during the period. The Board authorized a one-for-two reverse stock split for the iShares Gold Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the NAV per share by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Fund. The financial statements for the Fund have been adjusted to reflect the reverse stock split.

The 8.01% decrease in the NAV from $36.06(a) at December 31, 2020 to $33.17 at September 30, 2021 is directly related to the 7.84% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $54,767,768 for the period, or 0.19% of the Trust’s average weighted assets of $ 29,275,024,965 during the period. The NAV of $37.04 on January 04, 2021 was the highest during the period, compared with a low during the period of $32.08 on March 30, 2021.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2021 was $2,603,640,899, resulting from an unrealized loss on investment in gold bullion of $3,021,172,989, a net realized gain of $462,275,097 on gold distributed for the redemption of Shares and a net realized gain of $10,024,761 from gold bullion sold to pay expenses during the period, offset by a net investment loss of $54,767,768. Other than the Sponsor’s fees of $54,767,768, the Trust had no expenses during the period.

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

(a)	Adjusted to reflect one-for-two reverse stock split that was effective at market open on May 24, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 23,350,000 Shares (467 Baskets) were redeemed during the quarter ended September 30, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/21 to 07/31/21	13,550,000	$0.0190
08/01/21 to 08/31/21	6,200,000	0.0190
09/01/21 to 09/30/21	3,600,000	0.0190
Total	23,350,000	$0.0190

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.