Form 10-Q
period 2022-03-31
ISHARES GOLD TRUST
filed 2022-05-06
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the Registrant had 880,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$32,255,828,173	$28,729,048,695
Total Assets	32,255,828,173	28,729,048,695

Liabilities
Sponsor’s fees payable	6,770,210	6,025,058
Total Liabilities	6,770,210	6,025,058

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$32,249,057,963	$28,723,023,637

Shares issued and outstanding(b)	873,600,000	829,750,000
Net asset value per Share (Note 2C)	$36.92	$34.62

(a)	Cost of investment in gold bullion: $25,367,951,331 and $23,722,912,868, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Expenses
Sponsor’s fees	$18,507,011	$18,536,656
Total expenses	18,507,011	18,536,656
Net investment loss	(18,507,011)	(18,536,656)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,216,426	3,764,720
Gold bullion distributed for the redemption of Shares	58,997,894	254,372,227
Net realized gain	62,214,320	258,136,947
Net change in unrealized appreciation/depreciation	1,881,741,015	(3,618,692,332)
Net realized and unrealized gain (loss)	1,943,955,335	(3,360,555,385)

Net increase (decrease) in net assets resulting from operations	$1,925,448,324	$(3,379,092,041)

Net increase (decrease) in net assets per Share(a)	$2.28	$(3.86	)(b)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Adjusted to reflect a one-for-two reverse stock split that was effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31, 2022
Net Assets at December 31, 2021	$28,723,023,637

Operations:
Net investment loss	(18,507,011)
Net realized gain	62,214,320
Net change in unrealized appreciation/depreciation	1,881,741,015
Net increase in net assets resulting from operations	1,925,448,324

Capital Share Transactions:
Contributions for Shares issued	1,934,507,346
Distributions for Shares redeemed	(333,921,344)
Net increase in net assets from capital share transactions	1,600,586,002

Increase in net assets	3,526,034,326

Net Assets at March 31, 2022	$32,249,057,963

Shares issued and redeemed
Shares issued	53,450,000
Shares redeemed	(9,600,000)
Net increase in Shares issued and outstanding	43,850,000

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021

Three Months Ended March 31, 2021
Net Assets at December 31, 2020	$31,918,269,136

Operations:
Net investment loss	(18,536,656)
Net realized gain	258,136,947
Net change in unrealized appreciation/depreciation	(3,618,692,332)
Net decrease in net assets resulting from operations	(3,379,092,041)

Capital Share Transactions:
Contributions for Shares issued	533,856,902
Distributions for Shares redeemed	(1,680,026,988)
Net decrease in net assets from capital share transactions	(1,146,170,086)

Decrease in net assets	(4,525,262,127)

Net Assets at March 31, 2021	$27,393,007,009

Shares issued and redeemed
Shares issued(a)	15,225,000
Shares redeemed(a)	(50,325,000)
Net decrease in Shares issued and outstanding	(35,100,000)

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$17,761,859	$19,190,688
Expenses – Sponsor’s fees paid	(17,761,859)	(19,190,688)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,925,448,324	$(3,379,092,041)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	17,761,859	19,190,688
Net realized (gain) loss	(62,214,320)	(258,136,947)
Net change in unrealized appreciation/depreciation	(1,881,741,015)	3,618,692,332
Change in operating assets and liabilities:
Sponsor’s fees payable	745,152	(654,032)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,934,507,346	$533,856,902
Gold bullion distributed for Shares redeemed	$(333,921,344)	$(1,680,026,988)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2022 and December 31, 2021

March 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	16,608,310	$25,367,951,331	$32,255,828,173

Total Investments – 100.02%			32,255,828,173
Less Liabilities – (0.02)%			(6,770,210)
Net Assets – 100.00%			$32,249,057,963

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	15,784,325	$23,722,912,868	$28,729,048,695

Total Investments – 100.02%			28,729,048,695
Less Liabilities – (0.02)%			(6,025,058)
Net Assets – 100.00%			$28,723,023,637

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2022

1 -	Organization

The iShares Gold Trust (the “Trust”) was organized on January 21, 2005 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the Fifth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

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

The Board of Directors authorized a one-for-two reverse stock split for the Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the net asset value per Share (“NAV”) by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Trust. The financial statements for the Trust have been adjusted to reflect the reverse stock split.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,016,179	1,934,507,346	1,934,507,346	—
Gold bullion distributed	(182,546)	(274,923,450)	(333,921,344)	58,997,894
Gold bullion sold to pay expenses	(9,648)	(14,545,433)	(17,761,859)	3,216,426
Net realized gain	—	—	62,214,320	—
Net change in unrealized appreciation/depreciation	—	—	1,881,741,015	—
Ending balance	16,608,310	$25,367,951,331	$32,255,828,173	$62,214,320

Three Months Ended March 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	290,219	533,856,902	533,856,902	—
Gold bullion distributed	(959,139)	(1,425,654,761)	(1,680,026,988)	254,372,227
Gold bullion sold to pay expenses	(10,387)	(15,425,968)	(19,190,688)	3,764,720
Net realized gain	—	—	258,136,947	—
Net change in unrealized appreciation/depreciation	—	—	(3,618,692,332)	—
Ending balance	16,202,345	$24,106,918,759	$27,398,975,237	$258,136,947

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.25% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021(a)
Net asset value per Share, beginning of period	$34.62	$36.06

Net investment loss(b)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(c)	2.32	(3.82)
Net increase (decrease) in net assets from operations	2.30	(3.84)
Net asset value per Share, end of period	$36.92	$32.22

Total return, at net asset value(d)(e)	6.64%	(10.65)%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.25)%
Expenses(f)	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the period.
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

At March 31, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Fourth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value increased from $28,723,023,637 at December 31, 2021 to $32,249,057,963 at March 31, 2022 a 12.28% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LMBA Gold Price, which grew 6.71% from $1,820.10 at December 31, 2021 to $1,942.15 at March 31, 2022. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding shares, which grew from 829,750,000 Shares at December 31, 2021 to 873,600,000 Shares at March 31, 2022, a consequence of 53,450,000 Shares (1,069 Baskets) being created and 9,600,000 Shares (192 Baskets) being redeemed during the quarter.

The 6.64% increase in the NAV from $34.62 at December 31, 2021 to $36.92 at March 31, 2022 is directly related to the 6.71% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,507,011 for the quarter, or 0.06% of the Trust’s average weighted assets of $30,061,757,554 during the quarter. The NAV of $38.76 on March 8, 2022 was the highest during the quarter, compared with a low during the quarter of $34.00 on January 28, 2022.

Net increase in net assets resulting from operations for the quarter ended March 31, 2022 was $1,925,448,324, resulting from an unrealized gain on investment in gold bullion of $1,881,741,015, a net realized gain of $58,997,894 on gold distributed for the redemption of Shares, and a net realized gain of $3,216,426 from gold bullion sold to pay expenses, partially offset by an net investment loss of $18,507,011 during the quarter. Other than the Sponsor’s fees of $18,507,011, the Trust had no expenses during the quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long- term period.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

• large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected;

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

• global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

• global or regional political, economic or financial events and situations, especially those unexpected in nature, including the recent Russian invasion of Ukraine;

• investors’ expectations with respect to the rate of inflation;

• interest rates;

• investment and trading activities of hedge funds and commodity funds;

• other economic variables such as income growth, economic output, and monetary policies; and

• investor confidence.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long- term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although gold has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 9,600,000 Shares (192 Baskets) were redeemed during the quarter ended March 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/22 to 01/31/22	6,100,000	$0.0190
02/01/22 to 02/28/22	2,900,000	0.0190
03/01/22 to 03/31/22	600,000	0.0190
Total	9,600,000	$0.0190

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

Amendment Agreement to Second Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2022

/s/ Trent Walker

Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2022

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.