Form 10-Q
period 2022-06-30
ISHARES GOLD TRUST
filed 2022-08-04
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, the Registrant had 848,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$29,802,548,231	$28,729,048,695
Total Assets	29,802,548,231	28,729,048,695

Liabilities
Sponsor’s fees payable	6,245,656	6,025,058
Total Liabilities	6,245,656	6,025,058

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$29,796,302,575	$28,723,023,637

Shares issued and outstanding(b)	863,300,000	829,750,000
Net asset value per Share (Note 2C)	$34.51	$34.62

(a)	Cost of investment in gold bullion: $25,199,563,975 and $23,722,912,868, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Expenses
Sponsor’s fees	$19,449,872	$18,171,855		$37,956,883	$36,708,511
Total expenses	19,449,872	18,171,855		37,956,883	36,708,511
Net investment loss	(19,449,872)	(18,171,855)		(37,956,883)	(36,708,511)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,706,730	3,160,923		6,923,156	6,925,643
Gold bullion distributed for the redemption of Shares	193,207,788	79,926,621		252,205,682	334,298,848
Net realized gain	196,914,518	83,087,544		259,128,838	341,224,491
Net change in unrealized appreciation/depreciation	(2,284,892,586)	1,053,747,875		(403,151,571)	(2,564,944,457)
Net realized and unrealized gain (loss)	(2,087,978,068)	1,136,835,419		(144,022,733)	(2,223,719,966)

Net increase (decrease) in net assets resulting from operations	$(2,107,427,940)	$1,118,663,564		$(181,979,616)	$(2,260,428,477)

Net increase (decrease) in net assets per Share(a)	$(2.41)	$1.33	(b)	$(0.21)	$(2.63	)(b)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022

Six Months Ended June 30, 2022
Net Assets at December 31, 2021	$28,723,023,637

Operations:
Net investment loss	(18,507,011)
Net realized gain	62,214,320
Net change in unrealized appreciation/depreciation	1,881,741,015
Net increase in net assets resulting from operations	1,925,448,324

Capital Share Transactions:
Contributions for Shares issued	1,934,507,346
Distributions for Shares redeemed	(333,921,344)
Net increase in net assets from capital share transactions	1,600,586,002

Increase in net assets	3,526,034,326

Net Assets at March 31, 2022	$32,249,057,963

Operations:
Net investment loss	(19,449,872)
Net realized gain	196,914,518
Net change in unrealized appreciation/depreciation	(2,284,892,586)
Net decrease in net assets resulting from operations	(2,107,427,940)

Capital Share Transactions:
Contributions for Shares issued	782,395,238
Distributions for Shares redeemed	(1,127,722,686)
Net decrease in net assets from capital share transactions	(345,327,448)

Decrease in net assets	(2,452,755,388)

Net Assets at June 30, 2022	$29,796,302,575

Shares issued and redeemed
Shares issued	75,200,000
Shares redeemed	(41,650,000)
Net increase in Shares issued and outstanding	33,550,000

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$37,736,285	$37,218,922
Expenses – Sponsor’s fees paid	(37,736,285)	(37,218,922)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(181,979,616)	$(2,260,428,477)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	37,736,285	37,218,922
Net realized (gain) loss	(259,128,838)	(341,224,491)
Net change in unrealized appreciation/depreciation	403,151,571	2,564,944,457
Change in operating assets and liabilities:
Sponsor’s fees payable	220,598	(510,411)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,716,902,584	$1,147,897,249
Gold bullion distributed for Shares redeemed	$(1,461,644,030)	$(2,194,412,656)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2022 and December 31, 2021

June 30, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	16,402,064	$25,199,563,975	$29,802,548,231

Total Investments – 100.02%			29,802,548,231
Less Liabilities – (0.02)%			(6,245,656)
Net Assets – 100.00%			$29,796,302,575

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	15,784,325	$23,722,912,868	$28,729,048,695

Total Investments – 100.02%			28,729,048,695
Less Liabilities – (0.02)%			(6,025,058)
Net Assets – 100.00%			$28,723,023,637

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2022

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,608,310	$25,367,951,331	$32,255,828,173	$—
Gold bullion contributed	413,312	782,395,238	782,395,238	—
Gold bullion distributed	(608,940)	(934,514,898)	(1,127,722,686)	193,207,788
Gold bullion sold to pay expenses	(10,618)	(16,267,696)	(19,974,426)	3,706,730
Net realized gain	—	—	196,914,518	—
Net change in unrealized appreciation/depreciation	—	—	(2,284,892,586)	—
Ending balance	16,402,064	$25,199,563,975	$29,802,548,231	$196,914,518

Three Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	16,202,345	$24,106,918,759	$27,398,975,237	$—
Gold bullion contributed	330,473	614,040,347	614,040,347	—
Gold bullion distributed	(291,980)	(434,459,047)	(514,385,668)	79,926,621
Gold bullion sold to pay expenses	(9,980)	(14,867,311)	(18,028,234)	3,160,923
Net realized gain	—	—	83,087,544	—
Net change in unrealized appreciation/depreciation	—	—	1,053,747,875	—
Ending balance	16,230,858	$24,271,632,748	$28,617,437,101	$83,087,544

The following tables summarize activity in gold bullion for the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,429,491	2,716,902,584	2,716,902,584	—
Gold bullion distributed	(791,486)	(1,209,438,348)	(1,461,644,030)	252,205,682
Gold bullion sold to pay expenses	(20,266)	(30,813,129)	(37,736,285)	6,923,156
Net realized gain	—	—	259,128,838	—
Net change in unrealized appreciation/depreciation	—	—	(403,151,571)	—
Ending balance	16,402,064	$25,199,563,975	$29,802,548,231	$259,128,838

Six Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	620,692	1,147,897,249	1,147,897,249	—
Gold bullion distributed	(1,251,119)	(1,860,113,808)	(2,194,412,656)	334,298,848
Gold bullion sold to pay expenses	(20,367)	(30,293,279)	(37,218,922)	6,925,643
Net realized gain	—	—	341,224,491	—
Net change in unrealized appreciation/depreciation	—	—	(2,564,944,457)	—
Ending balance	16,230,858	$24,271,632,748	$28,617,437,101	$341,224,491

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022(a)	2021(a)	2022(a)	2021(a)
Net asset value per Share, beginning of period	$36.92	$32.22	$34.62	$36.06
Net investment loss(b)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(c)	(2.39)	1.38	(0.07)	(2.44)
Net increase (decrease) in net assets from operations	(2.41)	1.36	(0.11)	(2.48)
Net asset value per Share, end of period	$34.51	$33.58	$34.51	$33.58

Total return, at net asset value(d)(e)	(6.53)%	4.22%	(0.32)%	(6.88)%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(f)	0.25%	0.25%	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the period.
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

At June 30, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2022

The Trust’s net asset value decreased from $32,249,057,963 at March 31, 2022 to $29,796,302,575 at June 30, 2022, a 7.61% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Gold Price, which fell 6.44% from $1,942.15 at March 31, 2022 to $1,817.00 at June 30, 2022. The Trust’s net asset value was also affected by a decrease in the number of outstanding shares, which fell from 873,600,000 Shares at March 31, 2022 to 863,300,000 Shares at June 30, 2022, a consequence of 21,750,000 Shares (435 Baskets) being created and 32,050,000 Shares (641 Baskets) being redeemed during the quarter.

The 6.53% decrease in the NAV from $36.92 at March 31, 2022 to $34.51 at June 30, 2022 is directly related to the 6.44% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $19,449,872 for the quarter, or 0.06% of the Trust’s average weighted assets of $31,178,547,915 during the quarter. The NAV of $37.57 on April 13, 2022 was the highest during the quarter, compared with a low during the quarter of $34.38 on May 16, 2022.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2022 was $2,107,427,940, resulting from an unrealized loss on investment in gold bullion of $2,284,892,586, a net realized gain of $193,207,788 on gold distributed for the redemption of Shares and a net realized gain of $3,706,730 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $19,449,872. Other than the Sponsor’s fees of $19,449,872, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2022

The Trust’s net asset value increased from $28,723,023,637 at December 31, 2021 to $29,796,302,575 at June 30, 2022, a 3.74% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 829,750,000 Shares at December 31, 2021 to 863,300,000 Shares at June 30, 2022, a consequence of 75,200,000 Shares (1,504 Baskets) being created and 41,650,000 Shares (833 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price, which fell 0.17% from $1,820.10 December 31, 2021 to $1,817.00 at June 30, 2022.

The 0.32% decrease in the NAV from $34.62 at December 31, 2021 to $34.51 at June 30, 2022 is directly related to the 0.17% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $37,956,883 for the period, or 0.12% of the Trust’s average weighted assets of $30,623,237,791 during the period. The NAV of $38.76 on March 8, 2022 was the highest during the period, compared with a low during the period of $34.00 on January 28, 2022.

Net increase in net assets resulting from operations for the six months ended June 30, 2022 was $181,979,616, resulting from an unrealized loss on investment in gold bullion of $403,151,571, a net realized gain of $252,205,682 on gold distributed for the redemption of Shares, and a net realized gain of $6,923,156 from gold bullion sold to pay expenses, partially offset by a net investment loss of $37,956,883. Other than the Sponsor’s fees of $37,956,883, the Trust had no expenses during the period.

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 32,050,000 Shares (641 Baskets) were redeemed during the quarter ended June 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/22 to 04/30/22	3,100,000	$0.0190
05/01/22 to 05/31/22	10,400,000	0.0190
06/01/22 to 06/30/22	18,550,000	0.0190
Total	32,050,000	$0.0190

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2022

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.