Form 10-Q
period 2022-09-30
ISHARES GOLD TRUST
filed 2022-11-01
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32418

iShares®Gold Trust

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

As of October 31, 2022, the Registrant had 776,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$25,742,590,494	$28,729,048,695
Total Assets	25,742,590,494	28,729,048,695

Liabilities
Sponsor’s fees payable	5,466,736	6,025,058
Total Liabilities	5,466,736	6,025,058

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$25,737,123,758	$28,723,023,637

Shares issued and outstanding(b)	811,000,000	829,750,000
Net asset value per Share (Note 2C)	$31.74	$34.62

(a)	Cost of investment in gold bullion: $23,665,628,659 and $23,722,912,868, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses
Sponsor’s fees	$17,481,962	$18,059,257	$55,438,845	$54,767,768
Total expenses	17,481,962	18,059,257	55,438,845	54,767,768
Net investment loss	(17,481,962)	(18,059,257)	(55,438,845)	(54,767,768)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	2,265,367	3,099,118	9,188,523	10,024,761
Gold bullion distributed for the redemption of Shares	169,971,437	127,976,249	422,177,119	462,275,097
Net realized gain	172,236,804	131,075,367	431,365,642	472,299,858
Net change in unrealized appreciation/depreciation	(2,526,022,421)	(456,228,532)	(2,929,173,992)	(3,021,172,989)
Net realized and unrealized loss	(2,353,785,617)	(325,153,165)	(2,497,808,350)	(2,548,873,131)

Net decrease in net assets resulting from operations	$(2,371,267,579)	$(343,212,422)	$(2,553,247,195)	$(2,603,640,899)

Net decrease in net assets per Share(a)	$(2.82)	$(0.41)	$(2.99)	$(3.05	)(b)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.
(b)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares®Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2022

Nine Months Ended September 30, 2022
Net Assets at December 31, 2021	$28,723,023,637

Operations:
Net investment loss	(18,507,011)
Net realized gain	62,214,320
Net change in unrealized appreciation/depreciation	1,881,741,015
Net increase in net assets resulting from operations	1,925,448,324

Capital Share Transactions:
Contributions for Shares issued	1,934,507,346
Distributions for Shares redeemed	(333,921,344)
Net increase in net assets from capital share transactions	1,600,586,002

Increase in net assets	3,526,034,326

Net Assets at March 31, 2022	$32,249,057,963

Operations:
Net investment loss	(19,449,872)
Net realized gain	196,914,518
Net change in unrealized appreciation/depreciation	(2,284,892,586)
Net decrease in net assets resulting from operations	(2,107,427,940)

Capital Share Transactions:
Contributions for Shares issued	782,395,238
Distributions for Shares redeemed	(1,127,722,686)
Net decrease in net assets from capital share transactions	(345,327,448)

Decrease in net assets	(2,452,755,388)

Net Assets at June 30, 2022	$29,796,302,575

Operations:
Net investment loss	(17,481,962)
Net realized gain	172,236,804
Net change in unrealized appreciation/depreciation	(2,526,022,421)
Net decrease in net assets resulting from operations	(2,371,267,579)

Capital Share Transactions:
Contributions for Shares issued	69,345,194
Distributions for Shares redeemed	(1,757,256,432)
Net decrease in net assets from capital share transactions	(1,687,911,238)

Decrease in net assets	(4,059,178,817)

Net Assets at September 30, 2022	$25,737,123,758

Shares issued and redeemed
Shares issued	77,300,000
Shares redeemed	(96,050,000)
Net decrease in Shares issued and outstanding	(18,750,000)

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

See notes to financial statements.

iShares®Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$55,997,167	$55,531,994
Expenses – Sponsor’s fees paid	(55,997,167)	(55,531,994)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(2,553,247,195)	$(2,603,640,899)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	55,997,167	55,531,994
Net realized (gain) loss	(431,365,642)	(472,299,858)
Net change in unrealized appreciation/depreciation	2,929,173,992	3,021,172,989
Change in operating assets and liabilities:
Sponsor’s fees payable	(558,322)	(764,226)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,786,247,778	$1,576,551,832
Gold bullion distributed for Shares redeemed	$(3,218,900,462)	$(2,987,713,104)

See notes to financial statements.

iShares®Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2022 and December 31, 2021

September 30, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	15,398,589	$23,665,628,659	$25,742,590,494

Total Investments – 100.02%			25,742,590,494
Less Liabilities – (0.02)%			(5,466,736)
Net Assets – 100.00%			$25,737,123,758

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	15,784,325	$23,722,912,868	$28,729,048,695

Total Investments – 100.02%			28,729,048,695
Less Liabilities – (0.02)%			(6,025,058)
Net Assets – 100.00%			$28,723,023,637

See notes to financial statements.

iShares®Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2022

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,402,064	$25,199,563,975	$29,802,548,231	$—
Gold bullion contributed	39,877	69,345,194	69,345,194	—
Gold bullion distributed	(1,032,942)	(1,587,284,995)	(1,757,256,432)	169,971,437
Gold bullion sold to pay expenses	(10,410)	(15,995,515)	(18,260,882)	2,265,367
Net realized gain	—	—	172,236,804	—
Net change in unrealized appreciation/depreciation	—	—	(2,526,022,421)	—
Ending balance	15,398,589	$23,665,628,659	$25,742,590,494	$172,236,804

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,230,858	$24,271,632,748	$28,617,437,101	$—
Gold bullion contributed	237,945	428,654,583	428,654,583	—
Gold bullion distributed	(444,564)	(665,324,199)	(793,300,448)	127,976,249
Gold bullion sold to pay expenses	(10,166)	(15,213,954)	(18,313,072)	3,099,118
Net realized gain	—	—	131,075,367	—
Net change in unrealized appreciation/depreciation	—	—	(456,228,532)	—
Ending balance	16,014,073	$24,019,749,178	$27,909,324,999	$131,075,367

The following tables summarize activity in gold bullion for the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,469,368	2,786,247,778	2,786,247,778	—
Gold bullion distributed	(1,824,428)	(2,796,723,343)	(3,218,900,462)	422,177,119
Gold bullion sold to pay expenses	(30,676)	(46,808,644)	(55,997,167)	9,188,523
Net realized gain	—	—	431,365,642	—
Net change in unrealized appreciation/depreciation	—	—	(2,929,173,992)	—
Ending balance	15,398,589	$23,665,628,659	$25,742,590,494	$431,365,642

Nine Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	858,637	1,576,551,832	1,576,551,832	—
Gold bullion distributed	(1,695,683)	(2,525,438,007)	(2,987,713,104)	462,275,097
Gold bullion sold to pay expenses	(30,533)	(45,507,233)	(55,531,994)	10,024,761
Net realized gain	—	—	472,299,858	—
Net change in unrealized appreciation/depreciation	—	—	(3,021,172,989)	—
Ending balance	16,014,073	$24,019,749,178	$27,909,324,999	$472,299,858

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021(a)
Net asset value per Share, beginning of period	$34.51	$33.58	$34.62	$36.06

Net investment loss(b)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized loss(c)	(2.75)	(0.39)	(2.82)	(2.83)
Net decrease in net assets from operations	(2.77)	(0.41)	(2.88)	(2.89)
Net asset value per Share, end of period	$31.74	$33.17	$31.74	$33.17

Total return, at net asset value(d)(e)	(8.03)%	(1.22)%	(8.32)%	(8.01)%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(f)	0.25%	0.25%	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the period.
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

At September 30, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Fifth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended September 30, 2022

The Trust’s net asset value decreased from $29,796,302,575 at June 30, 2022 to $25,737,123,758 at September 30, 2022 a 13.62% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in LBMA Gold Price, which decreased 7.99% from $1,817.00 at June 30, 2022 to $1,671.75 at September 30, 2022. The Trust’s net asset value was also affected by a decrease in the number of outstanding shares, which fell from 863,300,000 Shares at June 30, 2022 to 811,000,000 Shares at September 30, 2022, a consequence of 2,100,000 Shares (42 Baskets) being created and 54,400,000 Shares (1,088 Baskets) being redeemed during the quarter.

The 8.03% decrease in the NAV from $34.51 at June 30, 2022 to $31.74 at September 30, 2022 is directly related to the 7.99% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $17,481,962 for the quarter, or 0.06% of the Trust’s average weighted assets of $27,698,953,042 during the quarter. The NAV of $34.14 on July 1, 2022 was the highest during the quarter, compared with a low during the quarter of $31.02 on September 27, 2022.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $2,371,267,579, resulting from an unrealized loss on investment in gold bullion of $2,526,022,421, a net realized gain of $169,971,437 on gold distributed for the redemption of Shares, a net realized gain of $2,265,367 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $17,481,962. Other than the Sponsor’s fees of $17,481,962, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2022

The Trust’s net asset value decreased from $28,723,023,637 at December 31, 2021 to $25,737,123,758 at September 30, 2022, a 10.40% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Gold Price, which fell 8.15% from $1,820.10 at December 31, 2021 to $1,671.75 at September 30, 2022. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 829,750,000 Shares at December 31, 2021 to 811,000,000 Shares at September 30, 2022, a consequence of 77,300,000 Shares (1,546 Baskets) being created and 96,050,000 Shares (1,921 Baskets) being redeemed during the period.

The 8.32% decrease in the NAV from $34.62 at December 31, 2021 to $31.74 at September 30, 2022 is directly related to the 8.15% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $55,438,845 for the period, or 0.19% of the Trust’s average weighted assets of $29,637,764,542 during the period. The NAV of $38.76 on March 8, 2022 was the highest during the period, compared with a low during the period of $31.02 on September 27, 2022.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2022 was $2,553,247,195 resulting from an unrealized loss on investment in gold bullion of $2,929,173,992, a net realized gain of $422,177,119 on gold distributed for the redemption of Shares, and a net realized gain of $9,188,523 from gold bullion sold to pay expenses, and a net investment loss of $55,438,845. Other than the Sponsor’s fees of $55,438,845, the Trust had no expenses during the period.

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 54,400,000 Shares (1,088 Baskets) were redeemed during the quarter ended September 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/22 to 07/31/22	16,050,000	$0.0190
08/01/22 to 08/31/22	10,250,000	0.0190
09/01/22 to 09/30/22	28,100,000	0.0190
Total	54,400,000	$0.0190

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 1, 2022

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 1, 2022

*  The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.