Form 10-K
period 2022-12-31
ISHARES GOLD TRUST
filed 2023-02-23
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares held by non-affiliates was approximately $29,683,910,088. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2023, the Registrant had 765,600,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of iShares Gold Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward‑looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward‑looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value decreased from $28,723,023,637 at December 31, 2021 to $26,154,892,134 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 829,750,000 Shares outstanding at December 31, 2021 to 760,700,000 Shares outstanding at December 31, 2022.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s gold is warehoused and on July 6, 2022 issued their reports summarizing their findings. Such reports are posted by the Sponsor on the Trust’s website.

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

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (the LBMA Gold Price AM) or 3:00 p.m. (London time) (the LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd, and Toronto‑Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The Sponsor earned $71,451,301 for the year ended December 31, 2022. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences --Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules ‑ Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately seven years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administration proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

●

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

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

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $500,000 per annum. Prior to January 31, 2022, the Sponsor had agreed to assume $100,000 per annum in legal fees and expenses. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

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

The Trust is designed to have a perpetual existence; however, if certain events occur, at any time, the Trustee will have to terminate the Trust. See “Description of the Shares and the Trust Agreement—Amendment and Termination” for more information about the termination of the Trust, including when events outside the control of the Sponsor, the Trustee or the Shareholders may prompt the Trust’s termination.

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

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust's operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust's service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust's service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

The Custodian is responsible for the safekeeping of the Trust’s gold bullion and also facilitates the transfer of gold bullion into and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the UK by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the UK. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold bullion secure.

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

Gold transferred to the Trust in connection with the creation of Baskets may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee inadvertently issues Shares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing Shares.

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

Holders

As of December 31, 2022, there were approximately 159 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2022 and 2021. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

56,500,000 Shares (1,130 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/22 to 10/31/22	38,150,000	$0.0190
11/01/22 to 11/30/22	14,550,000	0.0190
12/01/22 to 12/31/22	3,800,000	0.0190
Total	56,500,000	$0.0190

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

The following chart shows the daily LBMA Gold Price, as applicable, for the period from December 2017 through December 2022:

Gold Prices (December 2017 - December 2022)

Results of Operations

The Year Ended December 31, 2022

The Trust’s net asset value decreased from $28,723,023,637 at December 31, 2021 to $26,154,892,134 at December 31, 2022, a 8.94% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 829,750,000 at December 31, 2021 to 760,700,000 at December 31, 2022, a consequence of 83,500,000 Shares (1,670 Baskets) being created and 152,550,000 Shares (3,051 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was also affected by a decrease in the LBMA Gold Price, which fell 0.43% from $1,820.10 at December 31, 2021 to $1,812.35 at December 31, 2022.

The 0.69% decrease in the NAV from $34.62 at December 31, 2021 to $34.38 at December 31, 2022 is directly related to the 0.43% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $71,451,301 for the year, or 0.25% of the Trust’s average weighted assets of $28,573,635,026 during the year. The NAV of $38.76 on March 8, 2022 was the highest during the year, compared with a low of $30.91 on November 3, 2022.

Net decrease in net assets resulting from operations for the year ended December 31, 2022 was $538,963,594, resulting from an unrealized loss on investment in gold bullion of $1,051,283,081 and a net realized gain of $573,042,785, on gold bullion distributed for the redemption of Shares, a net realized gain of $10,728,003 from gold bullion sold to pay expenses, and a net investment loss of $71,451,301. Other than the Sponsor’s fees of $71,451,301, the Trust had no expenses during the year.

The Year Ended December 31, 2021(a)

The Trust’s net asset value decreased from $31,918,269,136 at December 31, 2020 to $28,723,023,637 at December 31, 2021, a 10.01% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 885,225,000 at December 31, 2020 to 829,750,000 at December 31, 2021, a consequence of 53,075,000 Shares (1,062 Baskets) being created and 108,550,000 Shares (2,171 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was also affected by a decrease in the LBMA Gold Price, which fell 3.75% from $1,891.10 at December 31, 2020 to $1,820.10 at December 31, 2021. The Board of Directors of the Sponsor authorized a one-for-two reverse stock split for the Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the NAV by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Trust. The financial statements for the Trust have been adjusted to reflect the reverse stock split.

The 3.99% decrease in the NAV from $36.06 at December 31, 2020 to $34.62 at December 31, 2021 is directly related to the 3.75% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $72,773,331 for the year, or 0.25% of the Trust’s average weighted assets of $ 29,100,578,209 during the year. The NAV of $37.04 on January 4, 2021 was the highest during the year, compared with a low of $32.08 on March 30, 2021.

Net decrease in net assets resulting from operations for the year ended December 31, 2021 was $1,399,133,475, resulting from an unrealized loss on investment in gold bullion of $1,904,612,983 and a net realized gain of $565,428,591, on gold bullion distributed for the redemption of Shares, a net realized gain of $12,824,248 from gold bullion sold to pay expenses, and a net investment loss of $72,773,331. Other than the Sponsor’s fees of $72,773,331, the Trust had no expenses during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

(a)	Adjusted to reflect a one-for-two reverse stock split that was effective at market open on May 24, 2021.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2022 and 2021.

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Expenses
Sponsor’s fee	$18,507,011	$19,449,872	$17,481,962	$16,012,456
Total Expenses	18,507,011	19,449,872	17,481,962	16,012,456
Net investment loss	(18,507,011)	(19,449,872)	(17,481,962)	(16,012,456)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	$3,216,426	$3,706,730	$2,265,367	$1,539,480
Gold bullion distributed for the redemption of Shares	58,997,894	193,207,788	169,971,437	150,865,666
Net realized gain	62,214,320	196,914,518	172,236,804	152,405,146
Net change in unrealized appreciation/depreciation on investment in gold bullion	1,881,741,015	(2,284,892,586)	(2,526,022,421)	1,877,890,911
Net realized and unrealized gain (loss)	1,943,955,335	(2,087,978,068)	(2,353,785,617)	2,030,296,057
Net increase (decrease) in net assets resulting from operations	$1,925,448,324	$(2,107,427,940)	$(2,371,267,579)	$2,014,283,601
Net increase (decrease) in net assets per Share	$2.28	$(2.41)	$(2.82)	$2.60

	Three Months Ended (Unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Expenses
Sponsor’s fee	$18,536,656	$18,171,855	$18,059,257	$18,005,563
Total Expenses	18,536,656	18,171,855	18,059,257	18,005,563
Net investment loss	(18,536,656)	(18,171,855)	(18,059,257)	(18,005,563)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	$3,764,720	$3,160,923	$3,099,118	$2,799,487
Gold bullion distributed for the redemption of Shares	254,372,227	79,926,621	127,976,249	103,153,494
Net realized gain	258,136,947	83,087,544	131,075,367	105,952,981
Net change in unrealized appreciation/depreciation on investment in gold bullion	(3,618,692,332)	1,053,747,875	(456,228,532)	1,116,560,006
Net realized and unrealized gain (loss)	(3,360,555,385)	1,136,835,419	(325,153,165)	1,222,512,987
Net increase (decrease) in net assets resulting from operations	$(3,379,092,041)	$1,118,663,564	$(343,212,422)	$1,204,507,424
Net increase (decrease) in net assets per Share(a)	$(3.86)	$1.33	$(0.41)	$1.44

(a)	Adjusted to reflect a one-for-two reverse stock split that was effective at market open on May 24, 2021.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

The Sponsor's management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor's management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 46, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 47, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 64, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 71, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 76, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2022, the Trust has incurred Sponsor’s fees of $71,451,301.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees	—	—
All other fees	—	—
Total	$63,800	$63,800

(a)	Amount represents fees billed for review of the regulatory filings.

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

To the Sponsor and Shareholders of iShares Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Gold Trust (the “Trust”) as of December 31, 2022 and 2021, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

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
February 23, 2023

We have served as the Trust’s auditor since 2005.

iShares® Gold Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
Investment in gold bullion, at fair value(a)	$26,160,403,750	$28,729,048,695
Total Assets	26,160,403,750	28,729,048,695

Liabilities
Sponsor’s fees payable	5,511,616	6,025,058
Total Liabilities	5,511,616	6,025,058

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$26,154,892,134	$28,723,023,637

Shares issued and outstanding(b)	760,700,000	829,750,000
Net asset value per Share (Note 2C)	$34.38	$34.62

(a)	Cost of investment in gold bullion: $22,205,551,004 and $23,722,912,868, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021		2020
Expenses
Sponsor’s fees	$71,451,301	$72,773,331		$65,443,749
Total expenses	71,451,301	72,773,331		65,443,749
Net investment loss	(71,451,301)	(72,773,331)		(65,443,749)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	10,728,003	12,824,248		12,881,172
Gold bullion distributed for the redemption of Shares	573,042,785	565,428,591		483,306,743
Net realized gain	583,770,788	578,252,839		496,187,915
Net change in unrealized appreciation/depreciation	(1,051,283,081)	(1,904,612,983)		4,373,267,647
Net realized and unrealized gain (loss)	(467,512,293)	(1,326,360,144)		4,869,455,562

Net increase (decrease) in net assets resulting from operations	$(538,963,594)	$(1,399,133,475)		$4,804,011,813

Net increase (decrease) in net assets per Share(a)	$(0.65)	$(1.65	)(b)	$6.24	(b)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.
(b)	Reflects a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021		2020
Net Assets, Beginning of Year	$28,723,023,637	$31,918,269,136		$17,628,525,082

Operations:
Net investment loss	(71,451,301)	(72,773,331)		(65,443,749)
Net realized gain	583,770,788	578,252,839		496,187,915
Net change in unrealized appreciation/depreciation	(1,051,283,081)	(1,904,612,983)		4,373,267,647
Net increase (decrease) in net assets resulting from operations	(538,963,594)	(1,399,133,475)		4,804,011,813

Capital Share Transactions:
Contributions for Shares issued	2,989,014,129	1,853,104,516		12,103,493,289
Distributions for Shares redeemed	(5,018,182,038)	(3,649,216,540)		(2,617,761,048)
Net increase (decrease) in net assets from capital share transactions	(2,029,167,909)	(1,796,112,024)		9,485,732,241

Increase (decrease) in net assets	(2,568,131,503)	(3,195,245,499)		14,289,744,054

Net Assets, End of Year	$26,154,892,134	$28,723,023,637		$31,918,269,136

Shares issued and redeemed
Shares issued	83,500,000	53,075,000	(a)	359,650,000	(a)
Shares redeemed	(152,550,000)	(108,550,000	)(a)	(80,000,000	)(a)
Net increase (decrease) in Shares issued and outstanding	(69,050,000)	(55,475,000)		279,650,000

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$71,964,743	$73,370,533	$62,451,444
Expenses – Sponsor’s fees paid	(71,964,743)	(73,370,533)	(62,451,444)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(538,963,594)	$(1,399,133,475)	$4,804,011,813
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	71,964,743	73,370,533	62,451,444
Net realized (gain) loss	(583,770,788)	(578,252,839)	(496,187,915)
Net change in unrealized appreciation/depreciation	1,051,283,081	1,904,612,983	(4,373,267,647)
Change in operating assets and liabilities:
Sponsor’s fees payable	(513,442)	(597,202)	2,992,305
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,989,014,129	$1,853,104,516	$12,103,493,289
Gold bullion distributed for Shares redeemed	$(5,018,182,038)	$(3,649,216,540)	$(2,617,761,048)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments

At December 31, 2022 and 2021

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	14,434,521	$22,205,551,004	$26,160,403,750

Total Investments – 100.02%			26,160,403,750
Less Liabilities – (0.02)%			(5,511,616)
Net Assets – 100.00%			$26,154,892,134

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	15,784,325	$23,722,912,868	$28,729,048,695

Total Investments – 100.02%			28,729,048,695
Less Liabilities – (0.02)%			(6,025,058)
Net Assets – 100.00%			$28,723,023,637

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements

December 31, 2022

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

The Board of Directors of the Sponsor authorized a one-for-two reverse stock split for the Trust, effective at the market open on May 24, 2021. The impact of the stock split was to raise the net asset value per Share (“NAV”) by a factor of two and decrease the shares outstanding, resulting in no effect on the net assets of the Trust. The financial statements for the Trust have been adjusted to reflect the reverse stock split.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,587,029	2,989,014,129	2,989,014,129	—
Gold bullion distributed	(2,896,772)	(4,445,139,253)	(5,018,182,038)	573,042,785
Gold bullion sold to pay expenses	(40,061)	(61,236,740)	(71,964,743)	10,728,003
Net realized gain	—	—	583,770,788	—
Net change in unrealized appreciation/depreciation	—	—	(1,051,283,081)	—
Ending balance	14,434,521	$22,205,551,004	$26,160,403,750	$583,770,788

Year Ended December 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,881,652	$25,014,142,586	$31,924,891,396	$—
Gold bullion contributed	1,010,824	1,853,104,516	1,853,104,516	—
Gold bullion distributed	(2,067,597)	(3,083,787,949)	(3,649,216,540)	565,428,591
Gold bullion sold to pay expenses	(40,554)	(60,546,285)	(73,370,533)	12,824,248
Net realized gain	—	—	578,252,839	—
Net change in unrealized appreciation/depreciation	—	—	(1,904,612,983)	—
Ending balance	15,784,325	$23,722,912,868	$28,729,048,695	$578,252,839

Year Ended December 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	11,577,252	$15,094,673,874	$17,632,155,037	$—
Gold bullion contributed	6,866,938	12,103,493,289	12,103,493,289	—
Gold bullion distributed	(1,527,240)	(2,134,454,305)	(2,617,761,048)	483,306,743
Gold bullion sold to pay expenses	(35,298)	(49,570,272)	(62,451,444)	12,881,172
Net realized gain	—	—	496,187,915	—
Net change in unrealized appreciation/depreciation	—	—	4,373,267,647	—
Ending balance	16,881,652	$25,014,142,586	$31,924,891,396	$496,187,915

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022		2021		2020
	Shares	Amount	Shares(a)	Amount	Shares(a)	Amount
Shares issued	83,500,000	$2,989,014,129	53,075,000	$1,853,104,516	359,650,000	$12,103,493,289
Shares redeemed	(152,550,000)	(5,018,182,038)	(108,550,000)	(3,649,216,540)	(80,000,000)	(2,617,761,048)
Net increase (decrease)	(69,050,000)	$(2,029,167,909)	(55,475,000)	$(1,796,112,024)	279,650,000	$9,485,732,241

(a)	Share transactions reflect a one-for-two reverse stock split effective at market open on May 24, 2021.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2022, 2021 and 2020.

	December 31,
	2022	2021(a)	2020(a)
Net asset value per Share, beginning of year	$34.62	$36.06	$29.12

Net investment loss(b)	(0.09)	(0.09)	(0.08)
Net realized and unrealized gain (loss)(c)	(0.15)	(1.35)	7.02
Net increase (decrease) in net assets from operations	(0.24)	(1.44)	6.94
Net asset value per Share, end of year	$34.38	$34.62	$36.06

Total return, at net asset value(d)	(0.69)%	(3.99)%	23.83%

Ratio to average net assets:
Net investment loss	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%

(a)	Per share amounts reflect a one-for-two reverse stock split effective at market open on May 24, 2021.
(b)	Based on average Shares outstanding during the year.
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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

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

At December 31, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 23, 2023

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 23, 2023

/s/ Peter Landini
Peter Landini
Director

Date:	February 23, 2023

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 23, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.