Form 10-Q
period 2023-03-31
ISHARES GOLD TRUST
filed 2023-05-05
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, the Registrant had 768,450,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$28,282,655,788	$26,160,403,750
Total Assets	28,282,655,788	26,160,403,750

Liabilities
Sponsor’s fees payable	5,754,276	5,511,616
Total Liabilities	5,754,276	5,511,616

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$28,276,901,512	$26,154,892,134

Shares issued and outstanding(b)	753,350,000	760,700,000
Net asset value per Share (Note 2C)	$37.53	$34.38

(a)	Cost of investment in gold bullion: $22,113,171,288 and $22,205,551,004, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Expenses
Sponsor’s fees	$16,705,307	$18,507,011
Total expenses	16,705,307	18,507,011
Net investment loss	(16,705,307)	(18,507,011)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	2,901,167	3,216,426
Gold bullion distributed for the redemption of Shares	153,486,929	58,997,894
Net realized gain	156,388,096	62,214,320
Net change in unrealized appreciation/depreciation	2,214,631,754	1,881,741,015
Net realized and unrealized gain	2,371,019,850	1,943,955,335

Net increase in net assets resulting from operations	$2,354,314,543	$1,925,448,324

Net increase in net assets per Share(a)	$3.11	$2.28

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023

Three Months Ended March 31, 2023
Net Assets at December 31, 2022	$26,154,892,134

Operations:
Net investment loss	(16,705,307)
Net realized gain	156,388,096
Net change in unrealized appreciation/depreciation	2,214,631,754
Net increase in net assets resulting from operations	2,354,314,543

Capital Share Transactions:
Contributions for Shares issued	683,354,142
Distributions for Shares redeemed	(915,659,307)
Net decrease in net assets from capital share transactions	(232,305,165)

Increase in net assets	2,122,009,378

Net Assets at March 31, 2023	$28,276,901,512

Shares issued and redeemed
Shares issued	18,700,000
Shares redeemed	(26,050,000)
Net decrease in Shares issued and outstanding	(7,350,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$16,462,647	$17,761,859
Expenses – Sponsor’s fees paid	(16,462,647)	(17,761,859)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$2,354,314,543	$1,925,448,324
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	16,462,647	17,761,859
Net realized (gain) loss	(156,388,096)	(62,214,320)
Net change in unrealized appreciation/depreciation	(2,214,631,754)	(1,881,741,015)
Change in operating assets and liabilities:
Sponsor’s fees payable	242,660	745,152
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$683,354,142	$1,934,507,346
Gold bullion distributed for Shares redeemed	$(915,659,307)	$(333,921,344)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2023 and December 31, 2022

March 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	14,286,334	$22,113,171,288	$28,282,655,788

Total Investments – 100.02%			28,282,655,788
Less Liabilities – (0.02)%			(5,754,276)
Net Assets – 100.00%			$28,276,901,512

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	14,434,521	$22,205,551,004	$26,160,403,750

Total Investments – 100.02%			26,160,403,750
Less Liabilities – (0.02)%			(5,511,616)
Net Assets – 100.00%			$26,154,892,134

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2023

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	354,645	683,354,142	683,354,142	—
Gold bullion distributed	(494,033)	(762,172,378)	(915,659,307)	153,486,929
Gold bullion sold to pay expenses	(8,799)	(13,561,480)	(16,462,647)	2,901,167
Net realized gain	—	—	156,388,096	—
Net change in unrealized appreciation/depreciation	—	—	2,214,631,754	—
Ending balance	14,286,334	$22,113,171,288	$28,282,655,788	$156,388,096

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,016,179	1,934,507,346	1,934,507,346	—
Gold bullion distributed	(182,546)	(274,923,450)	(333,921,344)	58,997,894
Gold bullion sold to pay expenses	(9,648)	(14,545,433)	(17,761,859)	3,216,426
Net realized gain	—	—	62,214,320	—
Net change in unrealized appreciation/depreciation	—	—	1,881,741,015	—
Ending balance	16,608,310	$25,367,951,331	$32,255,828,173	$62,214,320

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out‑of‑pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net asset value per Share, beginning of period	$34.38	$34.62

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain(b)	3.17	2.32
Net increase in net assets from operations	3.15	2.30
Net asset value per Share, end of period	$37.53	$36.92

Total return, at net asset value(c)(d)	9.16%	6.64%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value increased from $26,154,892,134 at December 31, 2022 to $28,276,901,512 at March 31, 2023, a 8.11% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Gold Price, which grew 9.23% from $1,812.35 at December 31, 2022 to $1,979.70 at March 31, 2023, partially offset by a decrease in the number of outstanding Shares, which fell from 760,700,000 Shares at December 31, 2022 to 753,350,000 Shares at March 31, 2023, a consequence of 18,700,000 Shares (374 Baskets) being created and 26,050,000 Shares (521 Baskets) being redeemed during the period.

The 9.16% increase in the NAV from $34.38 at December 31, 2022 to $37.53 at March 31, 2023 is directly related to the 9.23% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $16,705,307 for the quarter, or 0.06% of the Trust’s average weighted assets of $27,123,617,863 during the quarter. The NAV of $37.80 on March 24, 2023 was the highest during the quarter, compared with a low during the quarter of $34.34 on February 24, 2023.

Net increase in net assets resulting from operations for the quarter ended March 31, 2023 was $2,354,314,543, resulting from an unrealized gain on investment in gold bullion of $2,214,631,754, a net realized gain of $153,486,929 on gold distributed for the redemption of Shares, a net realized gain of $2,901,167 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $16,705,307. Other than the Sponsor’s fees of $16,705,307, the Trust had no expenses during the quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 26,050,000 Shares (521 Baskets) were redeemed during the quarter ended March 31, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/23 to 01/31/23	1,100,000	$0.0190
02/01/23 to 02/28/23	16,150,000	0.0190
03/01/23 to 03/31/23	8,800,000	0.0190
Total	26,050,000	$0.0190

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2023

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.