Form 10-Q
period 2023-06-30
ISHARES GOLD TRUST
filed 2023-08-04
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the Registrant had 753,850,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$27,588,399,386	$26,160,403,750
Total Assets	27,588,399,386	26,160,403,750

Liabilities
Sponsor’s fees payable	5,826,405	5,511,616
Total Liabilities	5,826,405	5,511,616

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$27,582,572,981	$26,154,892,134

Shares issued and outstanding(b)	761,250,000	760,700,000
Net asset value per Share (Note 2C)	$36.23	$34.38

(a)	Cost of investment in gold bullion: $22,523,345,572 and $22,205,551,004, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$17,920,847	$19,449,872	$34,626,154	$37,956,883
Total expenses	17,920,847	19,449,872	34,626,154	37,956,883
Net investment loss	(17,920,847)	(19,449,872)	(34,626,154)	(37,956,883)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,850,859	3,706,730	6,752,026	6,923,156
Gold bullion distributed for the redemption of Shares	107,908,447	193,207,788	261,395,376	252,205,682
Net realized gain	111,759,306	196,914,518	268,147,402	259,128,838
Net change in unrealized appreciation/depreciation	(1,104,430,686)	(2,284,892,586)	1,110,201,068	(403,151,571)
Net realized and unrealized gain (loss)	(992,671,380)	(2,087,978,068)	1,378,348,470	(144,022,733)

Net increase (decrease) in net assets resulting from operations	$(1,010,592,227)	$(2,107,427,940)	$1,343,722,316	$(181,979,616)

Net increase (decrease) in net assets per Share(a)	$(1.32)	$(2.41)	$1.76	$(0.21)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023

Six Months Ended June 30, 2023
Net Assets at December 31, 2022	$26,154,892,134

Operations:
Net investment loss	(16,705,307)
Net realized gain	156,388,096
Net change in unrealized appreciation/depreciation	2,214,631,754
Net increase in net assets resulting from operations	2,354,314,543

Capital Share Transactions:
Contributions for Shares issued	683,354,142
Distributions for Shares redeemed	(915,659,307)
Net decrease in net assets from capital share transactions	(232,305,165)

Increase in net assets	2,122,009,378

Net Assets at March 31, 2023	$28,276,901,512

Operations:
Net investment loss	(17,920,847)
Net realized gain	111,759,306
Net change in unrealized appreciation/depreciation	(1,104,430,686)
Net decrease in net assets resulting from operations	(1,010,592,227)

Capital Share Transactions:
Contributions for Shares issued	852,839,106
Distributions for Shares redeemed	(536,575,410)
Net increase in net assets from capital share transactions	316,263,696

Decrease in net assets	(694,328,531)

Net Assets at June 30, 2023	$27,582,572,981

Shares issued and redeemed
Shares issued	41,100,000
Shares redeemed	(40,550,000)
Net increase in Shares issued and outstanding	550,000

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$34,311,365	$37,736,285
Expenses – Sponsor’s fees paid	(34,311,365)	(37,736,285)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,343,722,316	$(181,979,616)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	34,311,365	37,736,285
Net realized (gain) loss	(268,147,402)	(259,128,838)
Net change in unrealized appreciation/depreciation	(1,110,201,068)	403,151,571
Change in operating assets and liabilities:
Sponsor’s fees payable	314,789	220,598
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,536,193,248	$2,716,902,584
Gold bullion distributed for Shares redeemed	$(1,452,234,717)	$(1,461,644,030)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2023 and December 31, 2022

June 30, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	14,427,193	$22,523,345,572	$27,588,399,386

Total Investments — 100.02%			27,588,399,386
Less Liabilities — (0.02)%			(5,826,405)
Net Assets — 100.00%			$27,582,572,981

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	14,434,521	$22,205,551,004	$26,160,403,750

Total Investments — 100.02%			26,160,403,750
Less Liabilities — (0.02)%			(5,511,616)
Net Assets — 100.00%			$26,154,892,134

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2023

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,286,334	$22,113,171,288	$28,282,655,788	$—
Gold bullion contributed	424,647	852,839,106	852,839,106	—
Gold bullion distributed	(274,793)	(428,666,963)	(536,575,410)	107,908,447
Gold bullion sold to pay expenses	(8,995)	(13,997,859)	(17,848,718)	3,850,859
Net realized gain	—	—	111,759,306	—
Net change in unrealized appreciation/depreciation	—	—	(1,104,430,686)	—
Ending balance	14,427,193	$22,523,345,572	$27,588,399,386	$111,759,306

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	16,608,310	$25,367,951,331	$32,255,828,173	$—
Gold bullion contributed	413,312	782,395,238	782,395,238	—
Gold bullion distributed	(608,940)	(934,514,898)	(1,127,722,686)	193,207,788
Gold bullion sold to pay expenses	(10,618)	(16,267,696)	(19,974,426)	3,706,730
Net realized gain	—	—	196,914,518	—
Net change in unrealized appreciation/depreciation	—	—	(2,284,892,586)	—
Ending balance	16,402,064	$25,199,563,975	$29,802,548,231	$196,914,518

The following tables summarize activity in gold bullion for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	779,292	1,536,193,248	1,536,193,248	—
Gold bullion distributed	(768,826)	(1,190,839,341)	(1,452,234,717)	261,395,376
Gold bullion sold to pay expenses	(17,794)	(27,559,339)	(34,311,365)	6,752,026
Net realized gain	—	—	268,147,402	—
Net change in unrealized appreciation/depreciation	—	—	1,110,201,068	—
Ending balance	14,427,193	$22,523,345,572	$27,588,399,386	$268,147,402

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,429,491	2,716,902,584	2,716,902,584	—
Gold bullion distributed	(791,486)	(1,209,438,348)	(1,461,644,030)	252,205,682
Gold bullion sold to pay expenses	(20,266)	(30,813,129)	(37,736,285)	6,923,156
Net realized gain	—	—	259,128,838	—
Net change in unrealized appreciation/depreciation	—	—	(403,151,571)	—
Ending balance	16,402,064	$25,199,563,975	$29,802,548,231	$259,128,838

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$37.53	$36.92	$34.38	$34.62

Net investment loss(a)	(0.02)	(0.02)	(0.05)	(0.04)
Net realized and unrealized gain (loss)(b)	(1.28)	(2.39)	1.90	(0.07)
Net increase (decrease) in net assets from operations	(1.30)	(2.41)	1.85	(0.11)
Net asset value per Share, end of period	$36.23	$34.51	$36.23	$34.51

Total return, at net asset value(c)(d)	(3.46)%	(6.53)%	5.38%	(0.32)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2023

The Trust’s net asset value decreased from $28,276,901,512 at March 31, 2023 to $27,582,572,981 at June 30, 2023, a 2.46% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of gold, which fell 3.41% from $1,979.70 at March 31, 2023 to $1,912.25 at June 30, 2023, partially offset by the increase in the number of outstanding shares, which rose from 753,350,000 Shares at March 31, 2023 to 761,250,000 Shares at June 30, 2023, a consequence of 22,400,000 Shares (448 Baskets) being created and 14,500,000 Shares (290 Baskets) being redeemed during the period.

The 3.46% decrease in the NAV from $37.53 at March 31, 2023 to $36.23 at June 30, 2023 is directly related to the 3.41% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $17,920,847 for the quarter, or 0.06% of the Trust’s average weighted assets of $28,744,506,998 during the quarter. The NAV of $38.84 on April 13, 2023 was the highest during the quarter, compared with a low during the quarter of $35.99 on June 29, 2023.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2023 was $1,010,592,227, resulting from an unrealized loss on investment in gold bullion of $1,104,430,686 and a net investment loss of $17,920,847, partially offset by a net realized gain of $107,908,447 on gold distributed for the redemption of Shares and a net realized gain of $3,850,859 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $17,920,847, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2023

The Trust’s net asset value increased from $26,154,892,134 at December 31, 2022 to $27,582,572,981 at June 30, 2023, a 5.46% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 760,700,000 Shares at December 31, 2022 to 761,250,000 Shares at June 30, 2023, a consequence of 41,100,000 Shares (822 Baskets) being created and 40,550,000 Shares (811 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also affected by a increase in the price of gold, which grew 5.51% from $1,812.35 December 31, 2022 to $1,912.25 at June 30, 2023.

The 5.38% increase in the NAV from $34.38 at December 31, 2022 to $36.23 at June 30, 2023 is directly related to the 5.51% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $34,626,154 for the period, or 0.12% of the Trust’s average weighted assets of $27,938,542,004 during the period. The NAV of $38.84 on April 13, 2023 was the highest during the period, compared with a low during the period of $34.34 on February 24, 2023.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 was $1,343,722,316, resulting from an unrealized gain on investment in gold bullion of $1,110,201,068, a net realized gain of $261,395,376 on gold distributed for the redemption of Shares, a net realized gain of $6,752,026 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $34,626,154. Other than the Sponsor’s fees of $34,626,154, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 14,500,000 Shares (290 Baskets) were redeemed during the quarter ended June 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/23 to 04/30/23	1,200,000	$0.0190
05/01/23 to 05/31/23	2,500,000	0.0190
06/01/23 to 06/30/23	10,800,000	0.0189
Total	14,500,000	$0.0190

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.