Form 10-Q
period 2023-09-30
ISHARES GOLD TRUST
filed 2023-11-03
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the Registrant had 683,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$24,661,114,779	$26,160,403,750
Total Assets	24,661,114,779	26,160,403,750

Liabilities
Sponsor’s fees payable	5,405,381	5,511,616
Total Liabilities	5,405,381	5,511,616

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$24,655,709,398	$26,154,892,134

Shares issued and outstanding(b)	696,100,000	760,700,000
Net asset value per Share (Note 2C)	$35.42	$34.38

(a)	Cost of investment in gold bullion: $20,614,178,426 and $22,205,551,004, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$17,072,930	$17,481,962	$51,699,084	$55,438,845
Total expenses	17,072,930	17,481,962	51,699,084	55,438,845
Net investment loss	(17,072,930)	(17,481,962)	(51,699,084)	(55,438,845)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,397,660	2,265,367	10,149,686	9,188,523
Gold bullion distributed for the redemption of Shares	475,910,441	169,971,437	737,305,817	422,177,119
Net realized gain	479,308,101	172,236,804	747,455,503	431,365,642
Net change in unrealized appreciation/depreciation	(1,018,117,461)	(2,526,022,421)	92,083,607	(2,929,173,992)
Net realized and unrealized gain (loss)	(538,809,360)	(2,353,785,617)	839,539,110	(2,497,808,350)

Net increase (decrease) in net assets resulting from operations	$(555,882,290)	$(2,371,267,579)	$787,840,026	$(2,553,247,195)

Net increase (decrease) in net assets per Share(a)	$(0.75)	$(2.82)	$1.04	$(2.99)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2023

Nine Months Ended September 30, 2023
Net Assets at December 31, 2022	$26,154,892,134

Operations:
Net investment loss	(16,705,307)
Net realized gain	156,388,096
Net change in unrealized appreciation/depreciation	2,214,631,754
Net increase in net assets resulting from operations	2,354,314,543

Capital Share Transactions:
Contributions for Shares issued	683,354,142
Distributions for Shares redeemed	(915,659,307)
Net decrease in net assets from capital share transactions	(232,305,165)
Increase in net assets	2,122,009,378

Net Assets at March 31, 2023	$28,276,901,512

Operations:
Net investment loss	(17,920,847)
Net realized gain	111,759,306
Net change in unrealized appreciation/depreciation	(1,104,430,686)
Net decrease in net assets resulting from operations	(1,010,592,227)

Capital Share Transactions:
Contributions for Shares issued	852,839,106
Distributions for Shares redeemed	(536,575,410)
Net increase in net assets from capital share transactions	316,263,696
Decrease in net assets	(694,328,531)

Net Assets at June 30, 2023	$27,582,572,981

Operations:
Net investment loss	(17,072,930)
Net realized gain	479,308,101
Net change in unrealized appreciation/depreciation	(1,018,117,461)
Net decrease in net assets resulting from operations	(555,882,290)

Capital Share Transactions:
Contributions for Shares issued	177,161,971
Distributions for Shares redeemed	(2,548,143,264)
Net decrease in net assets from capital share transactions	(2,370,981,293)
Decrease in net assets	(2,926,863,583)

Net Assets at September 30, 2023	$24,655,709,398

Shares issued and redeemed
Shares issued	45,950,000
Shares redeemed	(110,550,000)
Net decrease in Shares issued and outstanding	(64,600,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$51,805,319	$55,997,167
Expenses – Sponsor’s fees paid	(51,805,319)	(55,997,167)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$787,840,026	$(2,553,247,195)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	51,805,319	55,997,167
Net realized (gain) loss	(747,455,503)	(431,365,642)
Net change in unrealized appreciation/depreciation	(92,083,607)	2,929,173,992
Change in operating assets and liabilities:
Sponsor’s fees payable	(106,235)	(558,322)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,713,355,219	$2,786,247,778
Gold bullion distributed for Shares redeemed	$(4,000,377,981)	$(3,218,900,462)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2023 and December 31, 2022

September 30, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	13,184,237	$20,614,178,426	$24,661,114,779

Total Investments – 100.02%			24,661,114,779
Less Liabilities – (0.02)%			(5,405,381)
Net Assets – 100.00%			$24,655,709,398

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	14,434,521	$22,205,551,004	$26,160,403,750

Total Investments – 100.02%			26,160,403,750
Less Liabilities – (0.02)%			(5,511,616)
Net Assets – 100.00%			$26,154,892,134

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2023

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,427,193	$22,523,345,572	$27,588,399,386	$—
Gold bullion contributed	91,874	177,161,971	177,161,971	—
Gold bullion distributed	(1,325,807)	(2,072,232,823)	(2,548,143,264)	475,910,441
Gold bullion sold to pay expenses	(9,023)	(14,096,294)	(17,493,954)	3,397,660
Net realized gain	—	—	479,308,101	—
Net change in unrealized appreciation/depreciation	—	—	(1,018,117,461)	—
Ending balance	13,184,237	$20,614,178,426	$24,661,114,779	$479,308,101

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	16,402,064	$25,199,563,975	$29,802,548,231	$—
Gold bullion contributed	39,877	69,345,194	69,345,194	—
Gold bullion distributed	(1,032,942)	(1,587,284,995)	(1,757,256,432)	169,971,437
Gold bullion sold to pay expenses	(10,410)	(15,995,515)	(18,260,882)	2,265,367
Net realized gain	—	—	172,236,804	—
Net change in unrealized appreciation/depreciation	—	—	(2,526,022,421)	—
Ending balance	15,398,589	$23,665,628,659	$25,742,590,494	$172,236,804

The following tables summarize activity in gold bullion for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	871,166	1,713,355,219	1,713,355,219	—
Gold bullion distributed	(2,094,633)	(3,263,072,164)	(4,000,377,981)	737,305,817
Gold bullion sold to pay expenses	(26,817)	(41,655,633)	(51,805,319)	10,149,686
Net realized gain	—	—	747,455,503	—
Net change in unrealized appreciation/depreciation	—	—	92,083,607	—
Ending balance	13,184,237	$20,614,178,426	$24,661,114,779	$747,455,503

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,784,325	$23,722,912,868	$28,729,048,695	$—
Gold bullion contributed	1,469,368	2,786,247,778	2,786,247,778	—
Gold bullion distributed	(1,824,428)	(2,796,723,343)	(3,218,900,462)	422,177,119
Gold bullion sold to pay expenses	(30,676)	(46,808,644)	(55,997,167)	9,188,523
Net realized gain	—	—	431,365,642	—
Net change in unrealized appreciation/depreciation	—	—	(2,929,173,992)	—
Ending balance	15,398,589	$23,665,628,659	$25,742,590,494	$431,365,642

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$36.23	$34.51	$34.38	$34.62

Net investment loss(a)	(0.02)	(0.02)	(0.07)	(0.06)
Net realized and unrealized gain (loss)(b)	(0.79)	(2.75)	1.11	(2.82)
Net increase (decrease) in net assets from operations	(0.81)	(2.77)	1.04	(2.88)
Net asset value per Share, end of period	$35.42	$31.74	$35.42	$31.74

Total return, at net asset value(c)(d)	(2.24)%	(8.03)%	3.03%	(8.32)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2023

The Trust’s net asset value decreased from $27,582,572,981 at June 30, 2023 to $24,655,709,398 at September 30, 2023, a 10.61% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 761,250,000 Shares at June 30, 2023 to 696,100,000 Shares at September 30, 2023, a consequence of 4,850,000 Shares (97 Baskets) being created and 70,000,000 Shares (1,400 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was also affected by a decrease in the price of gold, which decreased 2.18% from $1,912.25 at June 30, 2023 to $1,870.50 at September 30, 2023.

The 2.24% decrease in the NAV from $36.23 at June 30, 2023 to $35.42 at September 30, 2023 is directly related to the 2.18% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $17,072,930 for the quarter, or 0.06% of the Trust’s average weighted assets of $27,061,044,973 during the quarter. The NAV of $37.44 on July 20, 2023 was the highest during the quarter, compared with a low during the quarter of $35.42 on September 29, 2023.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2023 was $555,882,290, resulting from an unrealized loss on investment in gold bullion of $1,018,117,461 and a net investment loss of $17,072,930, partially offset by a net realized gain of $475,910,441 on gold distributed for the redemption of Shares, and a net realized gain of $3,397,660 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $17,072,930, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2023

The Trust’s net asset value decreased from $26,154,892,134 at December 31, 2022 to $24,655,709,398 at September 30, 2023, a 5.73% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 760,700,000 Shares at December 31, 2022 to 696,100,000 Shares at September 30, 2023, a consequence of 45,950,000 Shares (919 Baskets) being created and 110,550,000 Shares (2,211 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a increase in the price of gold, which grew 3.21% from $1,812.35 at December 31, 2022 to $1,870.50 at September 30, 2023.

The 3.03% increase in the NAV from $34.38 at December 31, 2022 to $35.42 at September 30, 2023 is directly related to the 3.21% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $51,699,084 for the period, or 0.19% of the Trust’s average weighted assets of $27,642,828,719 during the period. The NAV of $38.84 on April 13, 2023 was the highest during the period, compared with a low during the period of $34.34 on February 24, 2023.

Net increase in net assets resulting from operations for the nine months ended September 30, 2023 was $787,840,026, resulting from an unrealized gain on investment in gold bullion of $92,083,607, a net realized gain of $737,305,817 on gold distributed for the redemption of Shares, and a net realized gain of $10,149,686 from gold bullion sold to pay expenses during the period, partially offset by a net investment loss of $51,699,084. Other than the Sponsor’s fees of $51,699,084, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 70,000,000 Shares (1,400 Baskets) were redeemed during the quarter ended September 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/23 to 07/31/23	10,100,000	$0.0189
08/01/23 to 08/31/23	26,100,000	0.0189
09/01/23 to 09/30/23	33,800,000	0.0189
Total	70,000,000	$0.0189

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2023

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.