Form 10-Q
period 2024-03-31
ISHARES GOLD TRUST
filed 2024-05-08
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, the Registrant had 651,850,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Investment in gold bullion, at fair value(a)	$27,560,235,094	$26,430,443,509
Total Assets	27,560,235,094	26,430,443,509

Liabilities
Sponsor’s fees payable	5,684,062	5,532,525
Total Liabilities	5,684,062	5,532,525

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$27,554,551,032	$26,424,910,984

Shares issued and outstanding(b)	657,950,000	677,050,000
Net asset value per Share (Note 2C)	$41.88	$39.03

(a)	Cost of investment in gold bullion: $19,555,817,449 and $20,091,705,096, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Expenses
Sponsor’s fees	$16,206,829	$16,705,307
Total expenses	16,206,829	16,705,307
Net investment loss	(16,206,829)	(16,705,307)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	3,790,172	2,901,167
Gold bullion distributed for the redemption of Shares	217,647,962	153,486,929
Net realized gain	221,438,134	156,388,096
Net change in unrealized appreciation/depreciation	1,665,679,232	2,214,631,754
Net realized and unrealized gain	1,887,117,366	2,371,019,850

Net increase in net assets resulting from operations	$1,870,910,537	$2,354,314,543

Net increase in net assets per Share(a)	$2.81	$3.11

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31, 2024
Net Assets at December 31, 2023	$26,424,910,984

Operations:
Net investment loss	(16,206,829)
Net realized gain	221,438,134
Net change in unrealized appreciation/depreciation	1,665,679,232
Net increase in net assets resulting from operations	1,870,910,537

Capital Share Transactions:
Contributions for Shares issued	190,497,624
Distributions for Shares redeemed	(931,768,113)
Net decrease in net assets from capital share transactions	(741,270,489)

Increase in net assets	1,129,640,048

Net Assets at March 31, 2024	$27,554,551,032

Shares issued and redeemed
Shares issued	4,950,000
Shares redeemed	(24,050,000)
Net decrease in Shares issued and outstanding	(19,100,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31
	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$16,055,292	$16,462,647
Expenses – Sponsor’s fees paid	(16,055,292)	(16,462,647)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$1,870,910,537	$2,354,314,543
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	16,055,292	16,462,647
Net realized (gain) loss	(221,438,134)	(156,388,096)
Net change in unrealized appreciation/depreciation	(1,665,679,232)	(2,214,631,754)
Change in operating assets and liabilities:
Sponsor’s fees payable	151,537	242,660
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$190,497,624	$683,354,142
Gold bullion distributed for Shares redeemed	$(931,768,113)	$(915,659,307)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2024 and December 31, 2023

March 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	12,446,196	$19,555,817,449	$27,560,235,094

Total Investments – 100.02%			27,560,235,094
Less Liabilities – (0.02)%			(5,684,062)
Net Assets – 100.00%			$27,554,551,032

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	12,815,382	$20,091,705,096	$26,430,443,509

Total Investments – 100.02%			26,430,443,509
Less Liabilities – (0.02)%			(5,532,525)
Net Assets – 100.00%			$26,424,910,984

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2024

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	93,652	190,497,624	190,497,624	—
Gold bullion distributed	(455,023)	(714,120,151)	(931,768,113)	217,647,962
Gold bullion sold to pay expenses	(7,815)	(12,265,120)	(16,055,292)	3,790,172
Net realized gain	—	—	221,438,134	—
Net change in unrealized appreciation/depreciation	—	—	1,665,679,232	—
Ending balance	12,446,196	$19,555,817,449	$27,560,235,094	$221,438,134

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	354,645	683,354,142	683,354,142	—
Gold bullion distributed	(494,033)	(762,172,378)	(915,659,307)	153,486,929
Gold bullion sold to pay expenses	(8,799)	(13,561,480)	(16,462,647)	2,901,167
Net realized gain	—	—	156,388,096	—
Net change in unrealized appreciation/depreciation	—	—	2,214,631,754	—
Ending balance	14,286,334	$22,113,171,288	$28,282,655,788	$156,388,096

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net asset value per Share, beginning of period	$39.03	$34.38

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain(b)	2.87	3.17
Net increase in net assets from operations	2.85	3.15
Net asset value per Share, end of period	$41.88	$37.53

Total return, at net asset value(c)(d)	7.30%	9.16%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2024 and December 31, 2023, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value increased from $26,424,910,984 at December 31, 2023 to $27,554,551,032 at March 31, 2024, a 4.27% increase. The increase in the Trust's net asset value resulted primarily from an increase in the price of gold, which grew 7.37% from $2,062.40 at December 31, 2023 to $2,214.35 at March 31, 2024, partially offset by a decrease in the number of outstanding shares which fell from 677,050,000 Shares at December 31, 2023 to 657,950,000 Shares at March 31, 2024, a consequence of 4,950,000 Shares (99 Baskets) being created and 24,050,000 Shares (481 Baskets) being redeemed during the quarter.

The 7.30% increase in the NAV from $39.03 at December 31, 2023 to $41.88 at March 31, 2024 is directly related to the 7.37% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $16,206,829 for the quarter, or 0.06% of the Trust's average weighted assets of $26,083,680,244 during the quarter. The NAV of $41.88 on March 28, 2024 was the highest during the quarter, compared with a low during the quarter of $37.56 on February 14, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $1,870,910,537, resulting from an unrealized gain on investment in gold bullion of $1,665,679,232, a net realized gain of $217,647,962 on gold distributed for the redemption of shares, and a net realized gain of $3,790,172 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $16,206,829. Other than the Sponsor’s fees of $16,206,829, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,050,000 Shares (481 Baskets) were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/24 to 01/31/24	9,300,000	$0.0189
02/01/24 to 02/29/24	11,500,000	0.0189
03/01/24 to 03/31/24	3,250,000	0.0189
Total	24,050,000	$0.0189

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

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 8, 2024

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.