Form 10-Q
period 2024-06-30
ISHARES GOLD TRUST
filed 2024-08-08
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the Registrant had 649,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Investment in gold bullion, at fair value(a)	$28,367,168,773	$26,430,443,509
Total Assets	28,367,168,773	26,430,443,509

Liabilities
Sponsor’s fees payable	5,826,264	5,532,525
Total Liabilities	5,826,264	5,532,525

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$28,361,342,509	$26,424,910,984

Shares issued and outstanding(b)	643,750,000	677,050,000
Net asset value per Share (Note 2C)	$44.06	$39.03

(a)	Cost of investment in gold bullion: $19,214,436,000 and $20,091,705,096, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fees	$17,828,550	$17,920,847	$34,035,379	$34,626,154
Total expenses	17,828,550	17,920,847	34,035,379	34,626,154
Net investment loss	(17,828,550)	(17,920,847)	(34,035,379)	(34,626,154)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	86,528	—	86,528	—
Gold bullion sold to pay expenses	5,557,511	3,850,859	9,347,683	6,752,026
Gold bullion distributed for the redemption of Shares	289,499,631	107,908,447	507,147,593	261,395,376
Net realized gain	295,143,670	111,759,306	516,581,804	268,147,402
Net change in unrealized appreciation/depreciation	1,148,315,128	(1,104,430,686)	2,813,994,360	1,110,201,068
Net realized and unrealized gain (loss)	1,443,458,798	(992,671,380)	3,330,576,164	1,378,348,470

Net increase (decrease) in net assets resulting from operations	$1,425,630,248	$(1,010,592,227)	$3,296,540,785	$1,343,722,316

Net increase (decrease) in net assets per Share(b)	$2.20	$(1.32)	$5.02	$1.76

(a)	Represents a payment received from a class action settlement related to gold.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024

Six Months Ended June 30, 2024
Net Assets at December 31, 2023	$26,424,910,984

Operations:
Net investment loss	(16,206,829)
Net realized gain	221,438,134
Net change in unrealized appreciation/depreciation	1,665,679,232
Net increase in net assets resulting from operations	1,870,910,537

Capital Share Transactions:
Contributions for Shares issued	190,497,624
Distributions for Shares redeemed	(931,768,113)
Net decrease in net assets from capital share transactions	(741,270,489)

Increase in net assets	1,129,640,048

Net Assets at March 31, 2024	$27,554,551,032

Operations:
Net investment loss	(17,828,550)
Net realized gain	295,143,670
Net change in unrealized appreciation/depreciation	1,148,315,128
Net increase in net assets resulting from operations	1,425,630,248

Capital Share Transactions:
Contributions for Shares issued	285,503,915
Distributions for Shares redeemed	(904,342,686)
Net decrease in net assets from capital share transactions	(618,838,771)

Increase in net assets	806,791,477

Net Assets at June 30, 2024	$28,361,342,509

Shares issued and redeemed
Shares issued	11,400,000
Shares redeemed	(44,700,000)
Net decrease in Shares issued and outstanding	(33,300,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$33,741,640	$34,311,365
Expenses – Sponsor’s fees paid	(33,741,640)	(34,311,365)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$3,296,540,785	$1,343,722,316
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	33,741,640	34,311,365
Litigation Proceeds(a)	(86,528)	—
Net realized (gain) loss	(516,495,276)	(268,147,402)
Net change in unrealized appreciation/depreciation	(2,813,994,360)	(1,110,201,068)
Change in operating assets and liabilities:
Sponsor’s fees payable	293,739	314,789
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$476,001,539	$1,536,193,248
Gold bullion distributed for Shares redeemed	$(1,836,110,799)	$(1,452,234,717)

(a)	Represents a payment received from a class action settlement related to gold.

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2024 and December 31, 2023

June 30, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	12,170,050	$19,214,436,000	$28,367,168,773

Total Investments — 100.02%			28,367,168,773
Less Liabilities — (0.02)%			(5,826,264)
Net Assets — 100.00%			$28,361,342,509

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	12,815,382	$20,091,705,096	$26,430,443,509

Total Investments — 100.02%			26,430,443,509
Less Liabilities — (0.02)%			(5,532,525)
Net Assets — 100.00%			$26,424,910,984

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2024

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,446,196	$19,555,817,449	$27,560,235,094	$—
Gold bullion contributed	121,958	285,503,915	285,503,915	—
Gold bullion distributed	(390,459)	(614,843,055)	(904,342,686)	289,499,631
Gold bullion sold to pay expenses	(7,645)	(12,042,309)	(17,686,348)	5,557,511
Net realized gain	—	—	295,057,142	—
Litigation Proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	1,148,315,128	—
Ending balance	12,170,050	$19,214,436,000	$28,367,168,773	$295,057,142

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

Three Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	14,286,334	$22,113,171,288	$28,282,655,788	$—
Gold bullion contributed	424,647	852,839,106	852,839,106	—
Gold bullion distributed	(274,793)	(428,666,963)	(536,575,410)	107,908,447
Gold bullion sold to pay expenses	(8,995)	(13,997,859)	(17,848,718)	3,850,859
Net realized gain	—	—	111,759,306	—
Net change in unrealized appreciation/depreciation	—	—	(1,104,430,686)	—
Ending balance	14,427,193	$22,523,345,572	$27,588,399,386	$111,759,306

The following tables summarize activity in gold bullion for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	215,610	476,001,539	476,001,539	—
Gold bullion distributed	(845,482)	(1,328,963,206)	(1,836,110,799)	507,147,593
Gold bullion sold to pay expenses	(15,460)	(24,307,429)	(33,741,640)	9,347,683
Net realized gain	—	—	516,495,276	—
Litigation Proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	2,813,994,360	—
Ending balance	12,170,050	$19,214,436,000	$28,367,168,773	$516,495,276

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	779,292	1,536,193,248	1,536,193,248	—
Gold bullion distributed	(768,826)	(1,190,839,341)	(1,452,234,717)	261,395,376
Gold bullion sold to pay expenses	(17,794)	(27,559,339)	(34,311,365)	6,752,026
Net realized gain	—	—	268,147,402	—
Net change in unrealized appreciation/depreciation	—	—	1,110,201,068	—
Ending balance	14,427,193	$22,523,345,572	$27,588,399,386	$268,147,402

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future potential claims against the Trust, which cannot be predicted with any certainty.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$41.88	$37.53	$39.03	$34.38

Net investment loss(a)	(0.03)	(0.02)	(0.05)	(0.05)
Net realized and unrealized gain (loss)(b)	2.21	(1.28)	5.08	1.90
Net increase (decrease) in net assets from operations	2.18	(1.30)	5.03	1.85
Net asset value per Share, end of period	$44.06	$36.23	$44.06	$36.23

Total return, at net asset value(c)(d)	5.21%	(3.46)%	12.89%	5.38%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

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

At June 30, 2024 and December 31, 2023, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2024

The Trust’s net asset value increased from $27,554,551,032 at March 31, 2024 to $28,361,342,509 at June 30, 2024, a 2.93% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 5.26% from $2,214.35 at March 31, 2024 to $2,330.90 at June 30, 2024, partially offset by a decrease in the number of outstanding Shares, which fell from 657,950,000 Shares at March 31, 2024 to 643,750,000 Shares at June 30, 2024, a consequence of 6,450,000 Shares (129 Baskets) being created and 20,650,000 Shares (413 Baskets) being redeemed during the quarter.

The 5.21% increase in the NAV from $41.88 at March 31, 2024 to $44.06 at June 30, 2024 is directly related to the 5.26% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $17,828,550 for the quarter, or 0.06% of the Trust’s average weighted assets of $28,691,260,045 during the quarter. The NAV of $45.89 on May 21, 2024 was the highest during the quarter, compared with a low during the quarter of $41.88 on April 1, 2024.

Net increase in net assets resulting from operations for the quarter ended June 30, 2024 was $1,425,630,248, resulting from an unrealized gain on investment in gold bullion of $1,148,315,128, a net realized gain of $289,499,631 on gold distributed for the redemption of Shares, a net realized gain of $5,557,511 from gold bullion sold to pay expenses and a net realized gain of $86,528 from litigation proceeds during the quarter, partially offset by a net investment loss of $17,828,550. Other than the Sponsor’s fees of $17,828,550, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2024

The Trust’s net asset value increased from $26,424,910,984 at December 31, 2023 to $28,361,342,509 at June 30, 2024, a 7.33% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 13.02% from $2,062.40 at December 31, 2023 to $2,330.90 at June 30, 2024, partially offset by a decrease in the number of outstanding Shares, which fell from 677,050,000 Shares at December 31, 2023 to 643,750,000 Shares at June 30, 2024, a consequence of 11,400,000 Shares (228 Baskets) being created and 44,700,000 Shares (894 Baskets) being redeemed during the period.

The 12.89% increase in the NAV from $39.03 at December 31, 2023 to $44.06 at June 30, 2024 is directly related to the 13.02% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $34,035,379 for the period, or 0.12% of the Trust’s average weighted assets of $27,388,533,774 during the period. The NAV of $45.89 on May 21, 2024 was the highest during the period, compared with a low during the period of $37.56 on February 14, 2024.

Net increase in net assets resulting from operations for the six months ended June 30, 2024 was $3,296,540,785, resulting from an unrealized gain on investment in gold bullion of $2,813,994,360, a net realized gain of $507,147,593 on gold distributed for the redemption of Shares, a net realized gain of $9,347,683 from gold bullion sold to pay expenses and a net realized gain of $86,528 from litigation proceeds during the period, partially offset by a net investment loss of $34,035,379. Other than the Sponsor’s fees of $34,035,379, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 20,650,000 Shares (413 Baskets) were redeemed during the quarter ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/24 to 04/30/24	9,500,000	$0.0189
05/01/24 to 05/31/24	6,750,000	0.0189
06/01/24 to 06/30/24	4,400,000	0.0189
Total	20,650,000	$0.0189

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.