Form 10-Q
period 2024-09-30
ISHARES GOLD TRUST
filed 2024-11-07
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the Registrant had 648,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Investment in gold bullion, at fair value(a)	$31,315,885,542	$26,430,443,509
Total Assets	31,315,885,542	26,430,443,509

Liabilities
Sponsor’s fees payable	6,238,839	5,532,525
Total Liabilities	6,238,839	5,532,525

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$31,309,646,703	$26,424,910,984

Shares issued and outstanding(b)	630,250,000	677,050,000
Net asset value per Share (Note 2C)	$49.68	$39.03

(a)	Cost of investment in gold bullion: $19,177,869,566 and $20,091,705,096, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fees	$18,638,119	$17,072,930	$52,673,498	$51,699,084
Total expenses	18,638,119	17,072,930	52,673,498	51,699,084
Net investment loss	(18,638,119)	(17,072,930)	(52,673,498)	(51,699,084)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	—	86,528	—
Gold bullion sold to pay expenses	6,272,883	3,397,660	15,620,566	10,149,686
Gold bullion distributed for the redemption of Shares	567,904,927	475,910,441	1,075,052,520	737,305,817
Net realized gain	574,177,810	479,308,101	1,090,759,614	747,455,503
Net change in unrealized appreciation/depreciation	2,985,283,203	(1,018,117,461)	5,799,277,563	92,083,607
Net realized and unrealized gain (loss)	3,559,461,013	(538,809,360)	6,890,037,177	839,539,110

Net increase (decrease) in net assets resulting from operations	$3,540,822,894	$(555,882,290)	$6,837,363,679	$787,840,026

Net increase (decrease) in net assets per Share(b)	$5.58	$(0.75)	$10.53	$1.04

(a)	Represents a payment received from a class action settlement related to gold.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended September 30, 2024
Net Assets at December 31, 2023	$26,424,910,984

Operations:
Net investment loss	(16,206,829)
Net realized gain	221,438,134
Net change in unrealized appreciation/depreciation	1,665,679,232
Net increase in net assets resulting from operations	1,870,910,537

Capital Share Transactions:
Contributions for Shares issued	190,497,624
Distributions for Shares redeemed	(931,768,113)
Net decrease in net assets from capital share transactions	(741,270,489)

Increase in net assets	1,129,640,048

Net Assets at March 31, 2024	$27,554,551,032

Operations:
Net investment loss	(17,828,550)
Net realized gain	295,143,670
Net change in unrealized appreciation/depreciation	1,148,315,128
Net increase in net assets resulting from operations	1,425,630,248

Capital Share Transactions:
Contributions for Shares issued	285,503,915
Distributions for Shares redeemed	(904,342,686)
Net decrease in net assets from capital share transactions	(618,838,771)

Increase in net assets	806,791,477

Net Assets at June 30, 2024	$28,361,342,509

Operations:
Net investment loss	(18,638,119)
Net realized gain	574,177,810
Net change in unrealized appreciation/depreciation	2,985,283,203
Net increase in net assets resulting from operations	3,540,822,894

Capital Share Transactions:
Contributions for Shares issued	1,054,388,295
Distributions for Shares redeemed	(1,646,906,995)
Net decrease in net assets from capital share transactions	(592,518,700)

Increase in net assets	2,948,304,194

Net Assets at September 30, 2024	$31,309,646,703

Shares issued and redeemed
Shares issued	33,800,000
Shares redeemed	(80,600,000)
Net decrease in Shares issued and outstanding	(46,800,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$51,967,184	$51,805,319
Expenses – Sponsor’s fees paid	(51,967,184)	(51,805,319)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$6,837,363,679	$787,840,026
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	51,967,184	51,805,319
Litigation Proceeds(a)	(86,528)	—
Net realized (gain) loss	(1,090,673,086)	(747,455,503)
Net change in unrealized appreciation/depreciation	(5,799,277,563)	(92,083,607)
Change in operating assets and liabilities:
Sponsor’s fees payable	706,314	(106,235)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,530,389,834	$1,713,355,219
Gold bullion distributed for Shares redeemed	$(3,483,017,794)	$(4,000,377,981)

(a)	Represents a payment received from a class action settlement related to gold.

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2024 and December 31, 2023

September 30, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	11,907,407	$19,177,869,566	$31,315,885,542

Total Investments — 100.02%			31,315,885,542
Less Liabilities — (0.02)%			(6,238,839)
Net Assets — 100.00%			$31,309,646,703

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	12,815,382	$20,091,705,096	$26,430,443,509

Total Investments — 100.02%			26,430,443,509
Less Liabilities — (0.02)%			(5,532,525)
Net Assets — 100.00%			$26,424,910,984

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2024

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,170,050	$19,214,436,000	$28,367,168,773	$—
Gold bullion contributed	423,243	1,054,388,295	1,054,388,295	—
Gold bullion distributed	(678,362)	(1,079,002,068)	(1,646,906,995)	567,904,927
Gold bullion sold to pay expenses	(7,524)	(11,952,661)	(18,225,544)	6,272,883
Net realized gain	—	—	574,177,810	—
Net change in unrealized appreciation/depreciation	—	—	2,985,283,203	—
Ending balance	11,907,407	$19,177,869,566	$31,315,885,542	$574,177,810

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,427,193	$22,523,345,572	$27,588,399,386	$—
Gold bullion contributed	91,874	177,161,971	177,161,971	—
Gold bullion distributed	(1,325,807)	(2,072,232,823)	(2,548,143,264)	475,910,441
Gold bullion sold to pay expenses	(9,023)	(14,096,294)	(17,493,954)	3,397,660
Net realized gain	—	—	479,308,101	—
Net change in unrealized appreciation/depreciation	—	—	(1,018,117,461)	—
Ending balance	13,184,237	$20,614,178,426	$24,661,114,779	$479,308,101

The following tables summarize activity in gold bullion for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	638,853	1,530,389,834	1,530,389,834	—
Gold bullion distributed	(1,523,844)	(2,407,965,274)	(3,483,017,794)	1,075,052,520
Gold bullion sold to pay expenses	(22,984)	(36,260,090)	(51,967,184)	15,620,566
Net realized gain	—	—	1,090,673,086	—
Litigation Proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	5,799,277,563	—
Ending balance	11,907,407	$19,177,869,566	$31,315,885,542	$1,090,673,086

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,434,521	$22,205,551,004	$26,160,403,750	$—
Gold bullion contributed	871,166	1,713,355,219	1,713,355,219	—
Gold bullion distributed	(2,094,633)	(3,263,072,164)	(4,000,377,981)	737,305,817
Gold bullion sold to pay expenses	(26,817)	(41,655,633)	(51,805,319)	10,149,686
Net realized gain	—	—	747,455,503	—
Net change in unrealized appreciation/depreciation	—	—	92,083,607	—
Ending balance	13,184,237	$20,614,178,426	$24,661,114,779	$747,455,503

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$44.06	$36.23	$39.03	$34.38

Net investment loss(a)	(0.03)	(0.02)	(0.08)	(0.07)
Net realized and unrealized gain (loss)(b)	5.65	(0.79)	10.73	1.11
Net increase (decrease) in net assets from operations	5.62	(0.81)	10.65	1.04
Net asset value per Share, end of period	$49.68	$35.42	$49.68	$35.42

Total return, at net asset value(c)(d)	12.76%	(2.24)%	27.29%	3.03%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2024 and December 31, 2023, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value increased from $28,361,342,509 at June 30, 2024 to $31,309,646,703 at September 30, 2024, a 10.40% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 12.83% from $2,330.90 at June 30, 2024 to $2,629.95 at September 30, 2024, partially offset by a decrease in the number of outstanding Shares, which fell from 643,750,000 Shares at June 30, 2024 to 630,250,000 Shares at September 30, 2024, a consequence of 22,400,000 Shares (448 Baskets) being created and 35,900,000 Shares (718 Baskets) being redeemed during the quarter.

The 12.76% increase in the NAV from $44.06 at June 30, 2024 to $49.68 at September 30, 2024 is directly related to the 12.83% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $18,638,119 for the quarter, or 0.06% of the Trust’s average weighted assets of $29,690,904,183 during the quarter. The NAV of $50.32 on September 26, 2024 was the highest during the quarter, compared with a low during the quarter of $44.02 on July 1, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $3,540,822,894, resulting from an unrealized gain on investment in gold bullion of $2,985,283,203, a net realized gain of $567,904,927 on gold distributed for the redemption of Shares and a net realized gain of $6,272,883 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $18,638,119. Other than the Sponsor’s fees of $18,638,119, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value increased from $26,424,910,984 at December 31, 2023 to $31,309,646,703 at September 30, 2024, a 18.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 27.52% from $2,062.40 at December 31, 2023 to $2,629.95 at September 30, 2024, partially offset by a decrease in the number of outstanding Shares, which fell from 677,050,000 Shares at December 31, 2023 to 630,250,000 Shares at September 30, 2024, a consequence of 33,800,000 Shares (676 Baskets) being created and 80,600,000 Shares (1,612 Baskets) being redeemed during the period.

The 27.29% increase in the NAV from $39.03 at December 31, 2023 to $49.68 at September 30, 2024 is directly related to the 27.52% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $52,673,498 for the period, or 0.19% of the Trust’s average weighted assets of $28,161,592,451 during the period. The NAV of $50.32 on September 26, 2024 was the highest during the period, compared with a low during the period of $37.56 on February 14, 2024.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $6,837,363,679, resulting from an unrealized gain on investment in gold bullion of $5,799,277,563, a net realized gain of $1,075,052,520 on gold distributed for the redemption of Shares, a net realized gain of $15,620,566 from gold bullion sold to pay expenses and a net realized gain of $86,528 from litigation proceeds during the period, partially offset by a net investment loss of $52,673,498. Other than the Sponsor’s fees of $52,673,498, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 35,900,000 Shares (718 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/24 to 07/31/24	1,300,000	$0.0189
08/01/24 to 08/31/24	32,400,000	0.0189
09/01/24 to 09/30/24	2,200,000	0.0189
Total	35,900,000	$0.0189

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
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.