Form 10-Q
period 2025-03-31
ISHARES GOLD TRUST
filed 2025-05-07
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the Registrant had 745,250,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Investment in gold bullion, at fair value(a)	$42,552,619,573	$32,962,525,082
Total Assets	42,552,619,573	32,962,525,082

Liabilities
Sponsor’s fees payable	8,524,737	7,052,485
Total Liabilities	8,524,737	7,052,485

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$42,544,094,836	$32,955,472,597

Shares issued and outstanding(b)	723,900,000	668,650,000
Net asset value per Share (Note 2C)	$58.77	$49.29

(a)	Cost of investment in gold bullion: $24,364,279,998 and $21,152,229,978, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Expenses
Sponsor’s fees	$22,812,750	$16,206,829
Total expenses	22,812,750	16,206,829
Net investment loss	(22,812,750)	(16,206,829)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	8,286,469	3,790,172
Gold bullion distributed for the redemption of Shares	187,118,431	217,647,962
Net realized gain	195,404,900	221,438,134
Net change in unrealized appreciation/depreciation	6,378,044,471	1,665,679,232
Net realized and unrealized gain	6,573,449,371	1,887,117,366

Net increase in net assets resulting from operations	$6,550,636,621	$1,870,910,537

Net increase in net assets per Share(a)	$9.53	$2.81

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$32,955,472,597

Operations:
Net investment loss	(22,812,750)
Net realized gain	195,404,900
Net change in unrealized appreciation/depreciation	6,378,044,471
Net increase in net assets resulting from operations	6,550,636,621

Capital Share Transactions:
Contributions for Shares issued	3,512,202,956
Distributions for Shares redeemed	(474,217,338)
Net increase in net assets from capital share transactions	3,037,985,618

Increase in net assets	9,588,622,239

Net Assets at March 31, 2025	$42,544,094,836

Shares issued and redeemed
Shares issued	64,050,000
Shares redeemed	(8,800,000)
Net increase in Shares issued and outstanding	55,250,000

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$21,340,498	$16,055,292
Expenses – Sponsor’s fees paid	(21,340,498)	(16,055,292)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$6,550,636,621	$1,870,910,537
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	21,340,498	16,055,292
Net realized (gain) loss	(195,404,900)	(221,438,134)
Net change in unrealized appreciation/depreciation	(6,378,044,471)	(1,665,679,232)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,472,252	151,537
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,512,202,956	$190,497,624
Gold bullion distributed for Shares redeemed	$(474,217,338)	$(931,768,113)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	13,660,113	$24,364,279,998	$42,552,619,573

Total Investments – 100.02%			42,552,619,573
Less Liabilities – (0.02)%			(8,524,737)
Net Assets – 100.00%			$42,544,094,836

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	12,625,208	$21,152,229,978	$32,962,525,082

Total Investments – 100.02%			32,962,525,082
Less Liabilities – (0.02)%			(7,052,485)
Net Assets – 100.00%			$32,955,472,597

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2025

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	1,208,647	3,512,202,956	3,512,202,956	—
Gold bullion distributed	(166,068)	(287,098,907)	(474,217,338)	187,118,431
Gold bullion sold to pay expenses	(7,674)	(13,054,029)	(21,340,498)	8,286,469
Net realized gain	—	—	195,404,900	—
Net change in unrealized appreciation/depreciation	—	—	6,378,044,471	—
Ending balance	13,660,113	$24,364,279,998	$42,552,619,573	$195,404,900

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	93,652	190,497,624	190,497,624	—
Gold bullion distributed	(455,023)	(714,120,151)	(931,768,113)	217,647,962
Gold bullion sold to pay expenses	(7,815)	(12,265,120)	(16,055,292)	3,790,172
Net realized gain	—	—	221,438,134	—
Net change in unrealized appreciation/depreciation	—	—	1,665,679,232	—
Ending balance	12,446,196	$19,555,817,449	$27,560,235,094	$221,438,134

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

F.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net asset value per Share, beginning of period	$49.29	$39.03

Net investment loss(a)	(0.03)	(0.02)
Net realized and unrealized gain(b)	9.51	2.87
Net increase in net assets from operations	9.48	2.85
Net asset value per Share, end of period	$58.77	$41.88

Total return, at net asset value(c)(d)	19.23%	7.30%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $32,955,472,597 at December 31, 2024 to $42,544,094,836 at March 31, 2025, a 29.10% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 19.31% from $2,610.85 at December 31, 2024 to $3,115.10 at March 31, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 668,650,000 Shares at December 31, 2024 to 723,900,000 Shares at March 31, 2025, a consequence of 64,050,000 Shares (1,281 Baskets) being created and 8,800,000 Shares (176 Baskets) being redeemed during the quarter.

The 19.23% increase in the NAV from $49.29 at December 31, 2024 to $58.77 at March 31, 2025 is directly related to the 19.31% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $22,812,750 for the quarter, or 0.06% of the Trust’s average weighted assets of $37,008,200,390 during the quarter. The NAV of $58.77 on March 31, 2025 was the highest during the quarter, compared with a low during the quarter of $49.71 on January 6, 2025.

Net increase in net assets resulting from operations for the quarter ended March 31, 2025 was $6,550,636,621, resulting from an unrealized gain on investment in gold bullion of $6,378,044,471, a net realized gain of $187,118,431 on gold bullion distributed for the redemption of Shares, a net realized gain of $8,286,469 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $22,812,750. Other than the Sponsor’s fees of $22,812,750, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 8,800,000 Shares (176 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/25 to 01/31/25	4,000,000	$0.0189
02/01/25 to 02/28/25	—	—
03/01/25 to 03/31/25	4,800,000	0.0189
Total	8,800,000	$0.0189

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
Sponsor of iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2025

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.