Form 10-Q
period 2025-06-30
ISHARES GOLD TRUST
filed 2025-08-05
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the Registrant had 767,400,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Investment in gold bullion, at fair value(a)	$46,708,323,436	$32,962,525,082
Total Assets	46,708,323,436	32,962,525,082

Liabilities
Sponsor’s fees payable	9,655,096	7,052,485
Total Liabilities	9,655,096	7,052,485

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$46,698,668,340	$32,955,472,597

Shares issued and outstanding(b)	753,400,000	668,650,000
Net asset value per Share (Note 2C)	$61.98	$49.29

(a)	Cost of investment in gold bullion: $26,671,492,201 and $21,152,229,978, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Sponsor’s fees	$28,576,492	$17,828,550	$51,389,242	$34,035,379
Total expenses	28,576,492	17,828,550	51,389,242	34,035,379
Net investment loss	(28,576,492)	(17,828,550)	(51,389,242)	(34,035,379)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	86,528	—	86,528
Gold bullion sold to pay expenses	12,021,068	5,557,511	20,307,537	9,347,683
Gold bullion distributed for the redemption of Shares	480,505,481	289,499,631	667,623,912	507,147,593
Net realized gain	492,526,549	295,143,670	687,931,449	516,581,804
Net change in unrealized appreciation/depreciation	1,848,491,660	1,148,315,128	8,226,536,131	2,813,994,360
Net realized and unrealized gain	2,341,018,209	1,443,458,798	8,914,467,580	3,330,576,164

Net increase in net assets resulting from operations	$2,312,441,717	$1,425,630,248	$8,863,078,338	$3,296,540,785

Net increase in net assets per Share(b)	$3.12	$2.20	$12.40	$5.02

(a)	Represents a payment received from a class action settlement related to gold.
(b)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025

Six Months Ended June 30, 2025
Net Assets at December 31, 2024	$32,955,472,597

Operations:
Net investment loss	(22,812,750)
Net realized gain	195,404,900
Net change in unrealized appreciation/depreciation	6,378,044,471
Net increase in net assets resulting from operations	6,550,636,621

Capital Share Transactions:
Contributions for Shares issued	3,512,202,956
Distributions for Shares redeemed	(474,217,338)
Net increase in net assets from capital share transactions	3,037,985,618

Increase in net assets	9,588,622,239

Net Assets at March 31, 2025	$42,544,094,836

Operations:
Net investment loss	(28,576,492)
Net realized gain	492,526,549
Net change in unrealized appreciation/depreciation	1,848,491,660
Net increase in net assets resulting from operations	2,312,441,717

Capital Share Transactions:
Contributions for Shares issued	2,954,072,248
Distributions for Shares redeemed	(1,111,940,461)
Net increase in net assets from capital share transactions	1,842,131,787

Increase in net assets	4,154,573,504

Net Assets at June 30, 2025	$46,698,668,340

Shares issued and redeemed
Shares issued	111,800,000
Shares redeemed	(27,050,000)
Net increase in Shares issued and outstanding	84,750,000

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$48,786,631	$33,741,640
Expenses – Sponsor’s fees paid	(48,786,631)	(33,741,640)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$8,863,078,338	$3,296,540,785
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	48,786,631	33,741,640
Litigation Proceeds(a)	—	(86,528)
Net realized (gain) loss	(687,931,449)	(516,495,276)
Net change in unrealized appreciation/depreciation	(8,226,536,131)	(2,813,994,360)
Change in operating assets and liabilities:
Sponsor’s fees payable	2,602,611	293,739
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$6,466,275,204	$476,001,539
Gold bullion distributed for Shares redeemed	$(1,586,157,799)	$(1,836,110,799)

(a)	Represents a payment received from a class action settlement related to gold.

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2025 and December 31, 2024

June 30, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	14,208,071	$26,671,492,201	$46,708,323,436

Total Investments — 100.02%			46,708,323,436
Less Liabilities — (0.02)%			(9,655,096)
Net Assets — 100.00%			$46,698,668,340

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	12,625,208	$21,152,229,978	$32,962,525,082

Total Investments — 100.02%			32,962,525,082
Less Liabilities — (0.02)%			(7,052,485)
Net Assets — 100.00%			$32,955,472,597

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2025

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	13,660,113	$24,364,279,998	$42,552,619,573	$—
Gold bullion contributed	900,634	2,954,072,248	2,954,072,248	—
Gold bullion distributed	(344,212)	(631,434,980)	(1,111,940,461)	480,505,481
Gold bullion sold to pay expenses	(8,464)	(15,425,065)	(27,446,133)	12,021,068
Net realized gain	—	—	492,526,549	—
Net change in unrealized appreciation/depreciation	—	—	1,848,491,660	—
Ending balance	14,208,071	$26,671,492,201	$46,708,323,436	$492,526,549

Three Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	12,446,196	$19,555,817,449	$27,560,235,094	$—
Gold bullion contributed	121,958	285,503,915	285,503,915	—
Gold bullion distributed	(390,459)	(614,843,055)	(904,342,686)	289,499,631
Gold bullion sold to pay expenses	(7,645)	(12,042,309)	(17,686,348)	5,557,511
Net realized gain	—	—	295,057,142	—
Litigation Proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	1,148,315,128	—
Ending balance	12,170,050	$19,214,436,000	$28,367,168,773	$295,057,142

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

The following tables summarize activity in gold bullion for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	2,109,281	6,466,275,204	6,466,275,204	—
Gold bullion distributed	(510,280)	(918,533,887)	(1,586,157,799)	667,623,912
Gold bullion sold to pay expenses	(16,138)	(28,479,094)	(48,786,631)	20,307,537
Net realized gain	—	—	687,931,449	—
Net change in unrealized appreciation/depreciation	—	—	8,226,536,131	—
Ending balance	14,208,071	$26,671,492,201	$46,708,323,436	$687,931,449

Six Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	215,610	476,001,539	476,001,539	—
Gold bullion distributed	(845,482)	(1,328,963,206)	(1,836,110,799)	507,147,593
Gold bullion sold to pay expenses	(15,460)	(24,307,429)	(33,741,640)	9,347,683
Net realized gain	—	—	516,495,276	—
Litigation Proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	2,813,994,360	—
Ending balance	12,170,050	$19,214,436,000	$28,367,168,773	$516,495,276

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  June 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$58.77	$41.88	$49.29	$39.03
Net investment loss(a)	(0.04)	(0.03)	(0.07)	(0.05)
Net realized and unrealized gain(b)	3.25	2.21	12.76	5.08
Net increase in net assets from operations	3.21	2.18	12.69	5.03
Net asset value per Share, end of period	$61.98	$44.06	$61.98	$44.06

Total return, at net asset value(c)(d)	5.46%	5.21%	25.75%	12.89%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2025

The Trust’s net asset value increased from $42,544,094,836 at March 31, 2025 to $46,698,668,340 at June 30, 2025, a 9.77% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 5.53% from $3,115.10 at March 31, 2025 to $3,287.45 at June 30, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 723,900,000 Shares at March 31, 2025 to 753,400,000 Shares at June 30, 2025, a consequence of 47,750,000 Shares (955 Baskets) being created and 18,250,000 Shares (365 Baskets) being redeemed during the quarter.

The 5.46% increase in the NAV from $58.77 at March 31, 2025 to $61.98 at June 30, 2025 is directly related to the 5.53% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $28,576,492 for the quarter, or 0.06% of the Trust’s average weighted assets of $45,848,290,479 during the quarter. The NAV of $64.78 on June 13, 2025 was the highest during the quarter, compared with a low during the quarter of $56.87 on April 7, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025 was $2,312,441,717, resulting from a net realized gain of $12,021,068 from gold bullion sold to pay expenses during the quarter, a net realized gain of $480,505,481 on gold bullion distributed for the redemption of Shares, an unrealized gain on Investment in gold bullion of $1,848,491,660, partially offset by a net investment loss of $28,576,492. Other than the Sponsor’s fees of $28,576,492, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2025

The Trust’s net asset value increased from $32,955,472,597 at December 31, 2024 to $46,698,668,340 at June 30, 2025, a 41.70% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 25.91% from $2,610.85 at December 31, 2024 to $3,287.45 at June 30, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 668,650,000 Shares at December 31, 2024 to 753,400,000 Shares at June 30, 2025, a consequence of 111,800,000 Shares (2,236 Baskets) being created and 27,050,000 Shares (541 Baskets) being redeemed during the period.

The 25.75% increase in the NAV from $49.29 at December 31, 2024 to $61.98 at June 30, 2025 is directly related to the 25.91% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $51,389,242 for the period, or 0.12% of the Trust’s average weighted assets of $41,452,665,573 during the period. The NAV of $64.78 on June 13, 2025 was the highest during the period, compared with a low during the period of $49.71 on January 6, 2025.

Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $8,863,078,338, resulting from a net realized gain of $20,307,537 from gold bullion sold to pay expenses during the period, a net realized gain of $667,623,912 on gold bullion distributed for the redemption of Shares, an unrealized gain on investment in gold bullion of $8,226,536,131, partially offset by a net investment loss of $51,389,242. Other than the Sponsor’s fees of $51,389,242, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 18,250,000 Shares (365 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/25 to 04/30/25	4,000,000	$0.0189
05/01/25 to 05/31/25	14,250,000	0.0189
06/01/25 to 06/30/25	—	—
Total	18,250,000	$0.0189

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
Sponsor of iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.