Form 10-Q
period 2025-09-30
ISHARES GOLD TRUST
filed 2025-11-06
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the Registrant had 824,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Investment in gold bullion, at fair value(a)	$59,164,609,885	$32,962,525,082
Total Assets	59,164,609,885	32,962,525,082

Liabilities
Sponsor’s fees payable	11,283,345	7,052,485
Total Liabilities	11,283,345	7,052,485

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$59,153,326,540	$32,955,472,597

Shares issued and outstanding(b)	820,650,000	668,650,000
Net asset value per Share (Note 2C)	$72.08	$49.29

(a)	Cost of investment in gold bullion: $31,460,481,938 and $21,152,229,978, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor’s fees	$31,813,966	$18,638,119	$83,203,208	$52,673,498
Total expenses	31,813,966	18,638,119	83,203,208	52,673,498
Net investment loss	(31,813,966)	(18,638,119)	(83,203,208)	(52,673,498)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	12,290	—	12,290	86,528
Gold bullion sold to pay expenses	13,174,107	6,272,883	33,481,644	15,620,566
Gold bullion distributed for the redemption of Shares	294,525,387	567,904,927	962,149,299	1,075,052,520
Net realized gain	307,711,784	574,177,810	995,643,233	1,090,759,614
Net change in unrealized appreciation/depreciation	7,667,296,712	2,985,283,203	15,893,832,843	5,799,277,563
Net realized and unrealized gain	7,975,008,496	3,559,461,013	16,889,476,076	6,890,037,177

Net increase in net assets resulting from operations	$7,943,194,530	$3,540,822,894	$16,806,272,868	$6,837,363,679

Net increase in net assets per Share(b)	$10.23	$5.58	$22.85	$10.53

(a)	Represents a payment received from a class action settlement related to gold.
(b)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$32,955,472,597

Operations:
Net investment loss	(22,812,750)
Net realized gain	195,404,900
Net change in unrealized appreciation/depreciation	6,378,044,471
Net increase in net assets resulting from operations	6,550,636,621

Capital Share Transactions:
Contributions for Shares issued	3,512,202,956
Distributions for Shares redeemed	(474,217,338)
Net increase in net assets from capital share transactions	3,037,985,618

Increase in net assets	9,588,622,239

Net Assets at March 31, 2025	$42,544,094,836

Operations:
Net investment loss	(28,576,492)
Net realized gain	492,526,549
Net change in unrealized appreciation/depreciation	1,848,491,660
Net increase in net assets resulting from operations	2,312,441,717

Capital Share Transactions:
Contributions for Shares issued	2,954,072,248
Distributions for Shares redeemed	(1,111,940,461)
Net increase in net assets from capital share transactions	1,842,131,787

Increase in net assets	4,154,573,504

Net Assets at June 30, 2025	$46,698,668,340

Operations:
Net investment loss	(31,813,966)
Net realized gain	307,711,784
Net change in unrealized appreciation/depreciation	7,667,296,712
Net increase in net assets resulting from operations	7,943,194,530

Capital Share Transactions:
Contributions for Shares issued	5,197,790,806
Distributions for Shares redeemed	(686,327,136)
Net increase in net assets from capital share transactions	4,511,463,670

Increase in net assets	12,454,658,200

Net Assets at September 30, 2025	$59,153,326,540

Shares issued and redeemed
Shares issued	189,900,000
Shares redeemed	(37,900,000)
Net increase in Shares issued and outstanding	152,000,000

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$78,972,348	$51,967,184
Expenses – Sponsor’s fees paid	(78,972,348)	(51,967,184)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$16,806,272,868	$6,837,363,679
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	78,972,348	51,967,184
Litigation proceeds(a)	(12,290)	(86,528)
Net realized (gain) loss	(995,630,943)	(1,090,673,086)
Net change in unrealized appreciation/depreciation	(15,893,832,843)	(5,799,277,563)
Change in operating assets and liabilities:
Sponsor’s fees payable	4,230,860	706,314
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$11,664,066,010	$1,530,389,834
Gold bullion distributed for Shares redeemed	$(2,272,484,935)	$(3,483,017,794)

(a)	Represents a payment received from a class action settlement related to gold.

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2025 and December 31, 2024

September 30, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	15,466,659	$31,460,481,938	$59,164,609,885

Total Investments – 100.02%			59,164,609,885
Less Liabilities – (0.02)%			(11,283,345)
Net Assets – 100.00%			$59,153,326,540

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	12,625,208	$21,152,229,978	$32,962,525,082

Total Investments – 100.02%			32,962,525,082
Less Liabilities – (0.02)%			(7,052,485)
Net Assets – 100.00%			$32,955,472,597

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2025

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,208,071	$26,671,492,201	$46,708,323,436	$—
Gold bullion contributed	1,471,996	5,197,790,806	5,197,790,806	—
Gold bullion distributed	(204,521)	(391,801,749)	(686,327,136)	294,525,387
Gold bullion sold to pay expenses	(8,887)	(16,999,320)	(30,185,717)	13,174,107
Net realized gain	—	—	307,699,494	—
Litigation proceeds(a)	—	—	12,290	—
Net change in unrealized appreciation/depreciation	—	—	7,667,296,712	—
Ending balance	15,466,659	$31,460,481,938	$59,164,609,885	$307,699,494

(a)	Includes a payment received from a class action settlement related to gold of $12,290.

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,170,050	$19,214,436,000	$28,367,168,773	$—
Gold bullion contributed	423,243	1,054,388,295	1,054,388,295	—
Gold bullion distributed	(678,362)	(1,079,002,068)	(1,646,906,995)	567,904,927
Gold bullion sold to pay expenses	(7,524)	(11,952,661)	(18,225,544)	6,272,883
Net realized gain	—	—	574,177,810	—
Net change in unrealized appreciation/depreciation	—	—	2,985,283,203	—
Ending balance	11,907,407	$19,177,869,566	$31,315,885,542	$574,177,810

The following tables summarize activity in gold bullion for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	3,581,277	11,664,066,010	11,664,066,010	—
Gold bullion distributed	(714,801)	(1,310,335,636)	(2,272,484,935)	962,149,299
Gold bullion sold to pay expenses	(25,025)	(45,478,414)	(78,972,348)	33,481,644
Net realized gain	—	—	995,630,943	—
Litigation proceeds(a)	—	—	12,290	—
Net change in unrealized appreciation/depreciation	—	—	15,893,832,843	—
Ending balance	15,466,659	$31,460,481,938	$59,164,609,885	$995,630,943

(a)	Includes a payment received from a class action settlement related to gold of $12,290.

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,815,382	$20,091,705,096	$26,430,443,509	$—
Gold bullion contributed	638,853	1,530,389,834	1,530,389,834	—
Gold bullion distributed	(1,523,844)	(2,407,965,274)	(3,483,017,794)	1,075,052,520
Gold bullion sold to pay expenses	(22,984)	(36,260,090)	(51,967,184)	15,620,566
Net realized gain	—	—	1,090,673,086	—
Litigation proceeds(a)	—	—	86,528	—
Net change in unrealized appreciation/depreciation	—	—	5,799,277,563	—
Ending balance	11,907,407	$19,177,869,566	$31,315,885,542	$1,090,673,086

(a)	Includes a payment received from a class action settlement related to gold of $86,528.

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$61.98	$44.06	$49.29	$39.03

Net investment loss(a)	(0.04)	(0.03)	(0.11)	(0.08)
Net realized and unrealized gain(b)	10.14	5.65	22.90	10.73
Net increase in net assets from operations	10.10	5.62	22.79	10.65
Net asset value per Share, end of period	$72.08	$49.68	$72.08	$49.68

Total return, at net asset value(c)(d)	16.30%	12.76%	46.24%	27.29%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $46,698,668,340 at June 30, 2025 to $59,153,326,540 at September 30, 2025, a 26.67% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 16.36% from $3,287.45 at June 30, 2025 to $3,825.30 at September 30, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 753,400,000 Shares at June 30, 2025 to 820,650,000 Shares at September 30, 2025, a consequence of 78,100,000 Shares (1,562 Baskets) being created and 10,850,000 Shares (217 Baskets) being redeemed during the quarter.

The 16.30% increase in the NAV from $61.98 at June 30, 2025 to $72.08 at September 30, 2025 is directly related to the 16.36% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $31,813,966 for the quarter, or 0.06% of the Trust’s average weighted assets of $50,486,706,330 during the quarter. The NAV of $72.11 on September 29, 2025 was the highest during the quarter, compared with a low during the quarter of $62.19 on July 31, 2025.

The net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $7,943,194,530, resulting from a net realized gain of $12,290 from litigation proceeds, a net realized gain of $13,174,107 from gold bullion sold to pay expenses, a net realized gain of $294,525,387 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $7,667,296,712, partially offset by a net investment loss of $31,813,966. Other than the Sponsor’s fees of $31,813,966, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $32,955,472,597 at December 31, 2024 to $59,153,326,540 at September 30, 2025, a 79.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 46.52% from $2,610.85 at December 31, 2024 to $3,825.30 at September 30, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 668,650,000 Shares at December 31, 2024 to 820,650,000 Shares at September 30, 2025, a consequence of 189,900,000 Shares (3,798 Baskets) being created and 37,900,000 Shares (758 Baskets) being redeemed during the period.

The 46.24% increase in the NAV from $49.29 at December 31, 2024 to $72.08 at September 30, 2025 is directly related to the 46.52% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $83,203,208 for the period, or 0.19% of the Trust’s average weighted assets of $44,497,104,216 during the period. The NAV of $72.11 on September 29, 2025 was the highest during the period, compared with a low during the period of $49.71 on January 6, 2025.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $16,806,272,868, resulting from a net realized gain of $12,290 from litigation proceeds during the period, a net realized gain of $33,481,644 from gold bullion sold to pay expenses, a net realized gain of $962,149,299 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $15,893,832,843, partially offset by a net investment loss of $83,203,208. Other than the Sponsor’s fees of $83,203,208, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 10,850,000 Shares (217 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/25 to 07/31/25	3,550,000	$0.0189
08/01/25 to 08/31/25	6,900,000	0.0189
09/01/25 to 09/30/25	400,000	0.0189
Total	10,850,000	$0.0189

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
Sponsor of iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.