Form 10-Q
period 2026-03-31
ISHARES GOLD TRUST
filed 2026-05-07
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the Registrant had 825,900,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Investment in gold bullion, at fair value(a)	$70,622,296,032	$68,390,929,238
Receivable for capital shares sold	86,729,008	—
Total Assets	70,709,025,040	68,390,929,238

Liabilities
Sponsor’s fee payable	16,210,698	14,427,908
Payable for investments purchased	86,729,008	—
Total Liabilities	102,939,706	14,427,908

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$70,606,085,334	$68,376,501,330

Shares issued and outstanding(b)	814,100,000	842,850,000
Net asset value per Share (Note 2C)	$86.73	$81.13

(a)	Cost of investment in gold bullion: $33,873,568,656 and $33,872,677,169, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Expenses
Sponsor’s fee	$47,407,319	$22,812,750
Total expenses	47,407,319	22,812,750
Net investment loss	(47,407,319)	(22,812,750)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	24,914,974	8,286,469
Gold bullion distributed for the redemption of Shares	2,703,589,912	187,118,431
Net realized gain	2,728,504,886	195,404,900
Net change in unrealized appreciation/depreciation	2,230,475,307	6,378,044,471
Net realized and unrealized gain	4,958,980,193	6,573,449,371

Net increase in net assets resulting from operations	$4,911,572,874	$6,550,636,621

Net increase in net assets per Share(a)	$5.84	$9.53

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026

Three Months Ended March 31, 2026
Net Assets at December 31, 2025	$68,376,501,330

Operations:
Net investment loss	(47,407,319)
Net realized gain	2,728,504,886
Net change in unrealized appreciation/depreciation	2,230,475,307
Net increase in net assets resulting from operations	4,911,572,874

Capital Share Transactions:
Contributions for Shares issued	2,182,141,758
Distributions for Shares redeemed	(4,864,130,628)
Net decrease in net assets from capital share transactions	(2,681,988,870)

Increase in net assets	2,229,584,004

Net Assets at March 31, 2026	$70,606,085,334

Shares issued and redeemed
Shares issued	23,650,000
Shares redeemed	(52,400,000)
Net decrease in Shares issued and outstanding	(28,750,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$45,624,529	$21,340,498
Expenses – Sponsor’s fee paid	(45,624,529)	(21,340,498)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$4,911,572,874	$6,550,636,621
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	45,624,529	21,340,498
Net realized (gain) loss	(2,728,504,886)	(195,404,900)
Net change in unrealized appreciation/depreciation	(2,230,475,307)	(6,378,044,471)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,782,790	1,472,252
Receivable for capital shares sold	(86,729,008)	—
Payable for investments purchased	86,729,008	—
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,182,141,758	$3,512,202,956
Gold bullion distributed for Shares redeemed	$(4,864,130,628)	$(474,217,338)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At March 31, 2026 and December 31, 2025

March 31, 2026

Description	Ounces	Cost	Fair Value
Gold bullion	15,324,855	$33,873,568,656	$70,622,296,032

Total Investments – 100.02%			70,622,296,032
Liabilities in Excess of Other Assets – (0.02)%			(16,210,698)
Net Assets – 100.00%			$70,606,085,334

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	15,875,516	$33,872,677,169	$68,390,929,238

Total Investments – 100.02%			68,390,929,238
Liabilities in Excess of Other Assets – (0.02)%			(14,427,908)
Net Assets – 100.00%			$68,376,501,330

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

March 31, 2026

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,875,516	$33,872,677,169	$68,390,929,238	$—
Gold bullion contributed	445,246	2,182,141,758	2,182,141,758	—
Gold bullion distributed	(986,345)	(2,160,540,716)	(4,864,130,628)	2,703,589,912
Gold bullion sold to pay expenses	(9,562)	(20,709,555)	(45,624,529)	24,914,974
Net realized gain	—	—	2,728,504,886	—
Net change in unrealized appreciation/depreciation	—	—	2,230,475,307	—
Ending balance	15,324,855	$33,873,568,656	$70,622,296,032	$2,728,504,886

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	1,208,647	3,512,202,956	3,512,202,956	—
Gold bullion distributed	(166,068)	(287,098,907)	(474,217,338)	187,118,431
Gold bullion sold to pay expenses	(7,674)	(13,054,029)	(21,340,498)	8,286,469
Net realized gain	—	—	195,404,900	—
Net change in unrealized appreciation/depreciation	—	—	6,378,044,471	—
Ending balance	13,660,113	$24,364,279,998	$42,552,619,573	$195,404,900

C.	Calculation of Net Asset Value

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

The per-Share amount of gold exchanged for a purchase or redemption represents the per-Share amount of gold held by the Trust, after giving effect to its liabilities.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net asset value per Share, beginning of period	$81.13	$49.29

Net investment loss(a)	(0.06)	(0.03)
Net realized and unrealized gain(b)	5.66	9.51
Net increase in net assets from operations	5.60	9.48
Net asset value per Share, end of period	$86.73	$58.77

Total return, at net asset value(c)(d)	6.90%	19.23%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2026 and December 31, 2025, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee, pursuant to the Fifth Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”), representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such transactions (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value increased from $68,376,501,330 at December 31, 2025 to $70,606,085,334 at March 31, 2026, a 3.26% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 6.97% from $4,307.95 at December 31, 2025 to $4,608.35 at March 31, 2026, partially offset by a decrease in the number of outstanding Shares, which fell from 842,850,000 Shares at December 31, 2025 to 814,100,000 Shares at March 31, 2026, a consequence of 23,650,000 Shares (473 Baskets) being created and 52,400,000 Shares (1,048 Baskets) being redeemed during the quarter.

The 6.90% increase in the NAV from $81.13 at December 31, 2025 to $86.73 at March 31, 2026 is directly related to the 6.97% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fee, which was $47,407,319 for the quarter, or 0.06% of the Trust’s average weighted assets of $76,921,259,905 during the quarter. The NAV of $101.77 on January 29, 2026 was the highest during the quarter, compared with a low during the quarter of $81.97 on January 2, 2026.

The net increase in net assets resulting from operations for the quarter ended March 31, 2026 was $4,911,572,874, resulting from a net realized gain of $24,914,974 from gold bullion sold to pay expenses, a net realized gain of $2,703,589,912 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $2,230,475,307, partially offset by a net investment loss of $47,407,319. Other than the Sponsor’s fee of $47,407,319, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 52,400,000 Shares (1,048 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/26 to 01/31/26	3,900,000	$0.0188
02/01/26 to 02/28/26	4,250,000	0.0188
03/01/26 to 03/31/26	44,250,000	0.0188
Total	52,400,000	$0.0188

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

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Annual Report on Form 10-K filed by the Registrant on November 12, 2008

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of iShares Gold Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.