Form 10-Q
period 2026-06-30
ISHARES GOLD TRUST
filed 2026-08-06
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the Registrant had 788,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Investment in gold bullion, at fair value(a)	$60,106,036,722	$68,390,929,238
Total Assets	60,106,036,722	68,390,929,238

Liabilities
Sponsor’s fee payable	13,298,722	14,427,908
Total Liabilities	13,298,722	14,427,908

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$60,092,738,000	$68,376,501,330

Shares issued and outstanding(b)	793,600,000	842,850,000
Net asset value per Share (Note 2C)	$75.72	$81.13

(a)	Cost of investment in gold bullion: $33,832,180,660 and $33,872,677,169, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Sponsor’s fee	$43,365,547	$28,576,492	$90,772,866	$51,389,242
Total expenses	43,365,547	28,576,492	90,772,866	51,389,242
Net investment loss	(43,365,547)	(28,576,492)	(90,772,866)	(51,389,242)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	23,767,645	12,021,068	48,682,619	20,307,537
Gold bullion distributed for the redemption of Shares	1,508,840,500	480,505,481	4,212,430,412	667,623,912
Net realized gain	1,532,608,145	492,526,549	4,261,113,031	687,931,449
Net change in unrealized appreciation/depreciation	(10,474,871,314)	1,848,491,660	(8,244,396,007)	8,226,536,131
Net realized and unrealized gain (loss)	(8,942,263,169)	2,341,018,209	(3,983,282,976)	8,914,467,580

Net increase (decrease) in net assets resulting from operations	$(8,985,628,716)	$2,312,441,717	$(4,074,055,842)	$8,863,078,338

Net increase (decrease) in net assets per Share(a)	$(11.00)	$3.12	$(4.91)	$12.40

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$68,376,501,330

Operations:
Net investment loss	(47,407,319)
Net realized gain	2,728,504,886
Net change in unrealized appreciation/depreciation	2,230,475,307
Net increase in net assets resulting from operations	4,911,572,874

Capital Share Transactions:
Contributions for Shares issued	2,182,141,758
Distributions for Shares redeemed	(4,864,130,628)
Net decrease in net assets from capital share transactions	(2,681,988,870)

Increase in net assets	2,229,584,004

Net Assets at March 31, 2026	$70,606,085,334

Operations:
Net investment loss	(43,365,547)
Net realized gain	1,532,608,145
Net change in unrealized appreciation/depreciation	(10,474,871,314)
Net decrease in net assets resulting from operations	(8,985,628,716)

Capital Share Transactions:
Contributions for Shares issued	1,663,825,778
Distributions for Shares redeemed	(3,191,544,396)
Net decrease in net assets from capital share transactions	(1,527,718,618)

Decrease in net assets	(10,513,347,334)

Net Assets at June 30, 2026	$60,092,738,000

Shares issued and redeemed
Shares issued	42,750,000
Shares redeemed	(92,000,000)
Net decrease in Shares issued and outstanding	(49,250,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$91,902,052	$48,786,631
Expenses – Sponsor’s fee paid	(91,902,052)	(48,786,631)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,074,055,842)	$8,863,078,338
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	91,902,052	48,786,631
Net realized gain	(4,261,113,031)	(687,931,449)
Net change in unrealized appreciation/depreciation	8,244,396,007	(8,226,536,131)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,129,186)	2,602,611
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,845,967,536	$6,466,275,204
Gold bullion distributed for Shares redeemed	$(8,055,675,024)	$(1,586,157,799)

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Description	Ounces	Cost	Fair Value
Gold bullion	14,929,282	$33,832,180,660	$60,106,036,722

Total Investments – 100.02%			60,106,036,722
Liabilities in Excess of Other Assets – (0.02)%			(13,298,722)
Net Assets – 100.00%			$60,092,738,000

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	15,875,516	$33,872,677,169	$68,390,929,238

Total Investments – 100.02%			68,390,929,238
Liabilities in Excess of Other Assets – (0.02)%			(14,427,908)
Net Assets – 100.00%			$68,376,501,330

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

June 30, 2026

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,324,855	$33,873,568,656	$70,622,296,032	$—
Gold bullion contributed	359,390	1,663,825,778	1,663,825,778	—
Gold bullion distributed	(744,921)	(1,682,703,896)	(3,191,544,396)	1,508,840,500
Gold bullion sold to pay expenses	(10,042)	(22,509,878)	(46,277,523)	23,767,645
Net realized gain	—	—	1,532,608,145	—
Net change in unrealized appreciation/depreciation	—	—	(10,474,871,314)	—
Ending balance	14,929,282	$33,832,180,660	$60,106,036,722	$1,532,608,145

Three Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	13,660,113	$24,364,279,998	$42,552,619,573	$—
Gold bullion contributed	900,634	2,954,072,248	2,954,072,248	—
Gold bullion distributed	(344,212)	(631,434,980)	(1,111,940,461)	480,505,481
Gold bullion sold to pay expenses	(8,464)	(15,425,065)	(27,446,133)	12,021,068
Net realized gain	—	—	492,526,549	—
Net change in unrealized appreciation/depreciation	—	—	1,848,491,660	—
Ending balance	14,208,071	$26,671,492,201	$46,708,323,436	$492,526,549

The following tables summarize activity in gold bullion for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,875,516	$33,872,677,169	$68,390,929,238	$—
Gold bullion contributed	804,636	3,845,967,536	3,845,967,536	—
Gold bullion distributed	(1,731,266)	(3,843,244,612)	(8,055,675,024)	4,212,430,412
Gold bullion sold to pay expenses	(19,604)	(43,219,433)	(91,902,052)	48,682,619
Net realized gain	—	—	4,261,113,031	—
Net change in unrealized appreciation/depreciation	—	—	(8,244,396,007)	—
Ending balance	14,929,282	$33,832,180,660	$60,106,036,722	$4,261,113,031

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	2,109,281	6,466,275,204	6,466,275,204	—
Gold bullion distributed	(510,280)	(918,533,887)	(1,586,157,799)	667,623,912
Gold bullion sold to pay expenses	(16,138)	(28,479,094)	(48,786,631)	20,307,537
Net realized gain	—	—	687,931,449	—
Net change in unrealized appreciation/depreciation	—	—	8,226,536,131	—
Ending balance	14,208,071	$26,671,492,201	$46,708,323,436	$687,931,449

C.	Calculation of Net Asset Value

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

The per Share amount of gold exchanged for a purchase or redemption represents the per-Share amount of gold held by the Trust, after giving effect to its liabilities.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), the Trustee has agreed to indemnify the Custodian for certain costs, expenses, damages, liabilities and losses incurred in connection with the Custodian Agreement, except to the extent resulting from the Custodian's negligence, willful default or fraud.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$86.73	$58.77	$81.13	$49.29

Net investment loss(a)	(0.05)	(0.04)	(0.11)	(0.07)
Net realized and unrealized gain (loss)(b)	(10.96)	3.25	(5.30)	12.76
Net increase (decrease) in net assets from operations	(11.01)	3.21	(5.41)	12.69
Net asset value per Share, end of period	$75.72	$61.98	$75.72	$61.98

Total return, at net asset value(c)(d)	(12.69)%	5.46%	(6.67)%	25.75%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2026 and December 31, 2025, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $70,606,085,334 at March 31, 2026 to $60,092,738,000 at June 30, 2026, a 14.89% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of gold, which fell 12.64% from $4,608.35 at March 31, 2026 to $4,026.05 at June 30, 2026, and was also affected by a decrease in the number of outstanding Shares, which fell from 814,100,000 Shares at March 31, 2026 to 793,600,000 Shares at June 30, 2026, a consequence of 19,100,000 Shares (382 Baskets) being created and 39,600,000 Shares (792 Baskets) being redeemed during the quarter.

The 12.69% decrease in the NAV from $86.73 at March 31, 2026 to $75.72 at June 30, 2026 is directly related to the 12.64% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fee, which was $43,365,547 for the quarter, or 0.06% of the Trust’s average weighted assets of $69,574,765,644 during the quarter. The NAV of $91.65 on April 17, 2026 was the highest during the quarter, compared with a low during the quarter of $75.27 on June 25, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $8,985,628,716, resulting from an unrealized loss on investment in gold bullion of $10,474,871,314 and a net investment loss of $43,365,547, partially offset by a net realized gain of $23,767,645 from gold bullion sold to pay expenses and a net realized gain of $1,508,840,500 on gold bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $43,365,547, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value decreased from $68,376,501,330 at December 31, 2025 to $60,092,738,000 at June 30, 2026, a 12.11% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of gold, which fell 6.54% from $4,307.95 at December 31, 2025 to $4,026.05 at June 30, 2026, and was also affected by a decrease in the number of outstanding Shares, which fell from 842,850,000 Shares at December 31, 2025 to 793,600,000 Shares at June 30, 2026, a consequence of 42,750,000 Shares (855 Baskets) being created and 92,000,000 Shares (1,840 Baskets) being redeemed during the period.

The 6.67% decrease in the NAV from $81.13 at December 31, 2025 to $75.72 at June 30, 2026 is directly related to the 6.54% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fee, which was $90,772,866 for the period, or 0.12% of the Trust’s average weighted assets of $73,227,718,592 during the period. The NAV of $101.77 on January 29, 2026 was the highest during the period, compared with a low during the period of $75.27 on June 25, 2026.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $4,074,055,842, resulting from an unrealized loss on investment in gold bullion of $8,244,396,007 and a net investment loss of $90,772,866, partially offset by a net realized gain of $48,682,619 from gold bullion sold to pay expenses and a net realized gain of $4,212,430,412 on gold bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $90,772,866, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 39,600,000 Shares (792 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/26 to 04/30/26	1,300,000	$0.0188
05/01/26 to 05/31/26	9,150,000	0.0188
06/01/26 to 06/30/26	29,150,000	0.0188
Total	39,600,000	$0.0188

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
Sponsor of iShares Gold Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.