Form 10-Q
period 2026-09-30
ISHARES GOLD TRUST
filed 2026-11-06
CIK 1278680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the Registrant had 789,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Investment in gold bullion, at fair value(a)	$62,234,245,588	$68,390,929,238
Total Assets	62,234,245,588	68,390,929,238

Liabilities
Sponsor’s fee payable	13,274,135	14,427,908
Total Liabilities	13,274,135	14,427,908

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$62,220,971,453	$68,376,501,330

Shares issued and outstanding(b)	792,650,000	842,850,000
Net asset value per Share (Note 2C)	$78.50	$81.13

(a)	Cost of investment in gold bullion: $34,662,831,240 and $33,872,677,169, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Sponsor’s fee	$39,865,679	$31,813,966	$130,638,545	$83,203,208
Total expenses	39,865,679	31,813,966	130,638,545	83,203,208
Net investment loss	(39,865,679)	(31,813,966)	(130,638,545)	(83,203,208)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	12,290	—	12,290
Gold bullion sold to pay expenses	18,003,586	13,174,107	66,686,205	33,481,644
Gold bullion distributed for the redemption of Shares	861,197,011	294,525,387	5,073,627,423	962,149,299
Net realized gain	879,200,597	307,711,784	5,140,313,628	995,643,233
Net change in unrealized appreciation/depreciation	1,297,558,286	7,667,296,712	(6,946,837,721)	15,893,832,843
Net realized and unrealized gain (loss)	2,176,758,883	7,975,008,496	(1,806,524,093)	16,889,476,076

Net increase (decrease) in net assets resulting from operations	$2,136,893,204	$7,943,194,530	$(1,937,162,638)	$16,806,272,868

Net increase (decrease) in net assets per Share(b)	$2.71	$10.23	$(2.38)	$22.85

(a)	Represents a payment received from a class action settlement related to gold.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2026

Nine Months Ended September 30, 2026
Net Assets at December 31, 2025	$68,376,501,330

Operations:
Net investment loss	(47,407,319)
Net realized gain	2,728,504,886
Net change in unrealized appreciation/depreciation	2,230,475,307
Net increase in net assets resulting from operations	4,911,572,874

Capital Share Transactions:
Contributions for Shares issued	2,182,141,758
Distributions for Shares redeemed	(4,864,130,628)
Net decrease in net assets from capital share transactions	(2,681,988,870)

Increase in net assets	2,229,584,004

Net Assets at March 31, 2026	$70,606,085,334

Operations:
Net investment loss	(43,365,547)
Net realized gain	1,532,608,145
Net change in unrealized appreciation/depreciation	(10,474,871,314)
Net decrease in net assets resulting from operations	(8,985,628,716)

Capital Share Transactions:
Contributions for Shares issued	1,663,825,778
Distributions for Shares redeemed	(3,191,544,396)
Net decrease in net assets from capital share transactions	(1,527,718,618)

Decrease in net assets	(10,513,347,334)

Net Assets at June 30, 2026	$60,092,738,000

Operations:
Net investment loss	(39,865,679)
Net realized gain	879,200,597
Net change in unrealized appreciation/depreciation	1,297,558,286
Net increase in net assets resulting from operations	2,136,893,204

Capital Share Transactions:
Contributions for Shares issued	1,883,293,571
Distributions for Shares redeemed	(1,891,953,322)
Net decrease in net assets from capital share transactions	(8,659,751)

Increase in net assets	2,128,233,453

Net Assets at September 30, 2026	$62,220,971,453

Shares issued and redeemed
Shares issued	65,800,000
Shares redeemed	(116,000,000)
Net decrease in Shares issued and outstanding	(50,200,000)

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

See notes to financial statements.

iShares® Gold Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$131,792,318	$78,972,348
Expenses – Sponsor’s fee paid	(131,792,318)	(78,972,348)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,937,162,638)	$16,806,272,868
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	131,792,318	78,972,348
Litigation proceeds(a)	—	(12,290)
Net realized gain	(5,140,313,628)	(995,630,943)
Net change in unrealized appreciation/depreciation	6,946,837,721	(15,893,832,843)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,153,773)	4,230,860
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$5,729,261,107	$11,664,066,010
Gold bullion distributed for Shares redeemed	$(9,947,628,346)	$(2,272,484,935)

(a)	Represents a payment received from a class action settlement related to gold.

See notes to financial statements.

iShares® Gold Trust

Schedules of Investments (Unaudited)

At September 30, 2026 and December 31, 2025

September 30, 2026

Description	Ounces	Cost	Fair Value
Gold bullion	14,901,766	$34,662,831,240	$62,234,245,588

Total Investments – 100.02%			62,234,245,588
Liabilities in Excess of Other Assets – (0.02)%			(13,274,135)
Net Assets – 100.00%			$62,220,971,453

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	15,875,516	$33,872,677,169	$68,390,929,238

Total Investments – 100.02%			68,390,929,238
Liabilities in Excess of Other Assets – (0.02)%			(14,427,908)
Net Assets – 100.00%			$68,376,501,330

See notes to financial statements.

iShares® Gold Trust

Notes to Financial Statements (Unaudited)

September 30, 2026

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,929,282	$33,832,180,660	$60,106,036,722	$—
Gold bullion contributed	433,354	1,883,293,571	1,883,293,571	—
Gold bullion distributed	(451,271)	(1,030,756,311)	(1,891,953,322)	861,197,011
Gold bullion sold to pay expenses	(9,599)	(21,886,680)	(39,890,266)	18,003,586
Net realized gain	—	—	879,200,597	—
Net change in unrealized appreciation/depreciation	—	—	1,297,558,286	—
Ending balance	14,901,766	$34,662,831,240	$62,234,245,588	$879,200,597

Three Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	14,208,071	$26,671,492,201	$46,708,323,436	$—
Gold bullion contributed	1,471,996	5,197,790,806	5,197,790,806	—
Gold bullion distributed	(204,521)	(391,801,749)	(686,327,136)	294,525,387
Gold bullion sold to pay expenses	(8,887)	(16,999,320)	(30,185,717)	13,174,107
Net realized gain	—	—	307,699,494	—
Litigation proceeds(a)	—	—	12,290	—
Net change in unrealized appreciation/depreciation	—	—	7,667,296,712	—
Ending balance	15,466,659	$31,460,481,938	$59,164,609,885	$307,699,494

(a)	Includes a payment received from a class action settlement related to gold of $12,290.

The following tables summarize activity in gold bullion for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	15,875,516	$33,872,677,169	$68,390,929,238	$—
Gold bullion contributed	1,237,990	5,729,261,107	5,729,261,107	—
Gold bullion distributed	(2,182,537)	(4,874,000,923)	(9,947,628,346)	5,073,627,423
Gold bullion sold to pay expenses	(29,203)	(65,106,113)	(131,792,318)	66,686,205
Net realized gain	—	—	5,140,313,628	—
Net change in unrealized appreciation/depreciation	—	—	(6,946,837,721)	—
Ending balance	14,901,766	$34,662,831,240	$62,234,245,588	$5,140,313,628

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	12,625,208	$21,152,229,978	$32,962,525,082	$—
Gold bullion contributed	3,581,277	11,664,066,010	11,664,066,010	—
Gold bullion distributed	(714,801)	(1,310,335,636)	(2,272,484,935)	962,149,299
Gold bullion sold to pay expenses	(25,025)	(45,478,414)	(78,972,348)	33,481,644
Net realized gain	—	—	995,630,943	—
Litigation proceeds(a)	—	—	12,290	—
Net change in unrealized appreciation/depreciation	—	—	15,893,832,843	—
Ending balance	15,466,659	$31,460,481,938	$59,164,609,885	$995,630,943

(a)	Includes a payment received from a class action settlement related to gold of $12,290.

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), the Trustee has agreed to indemnify the Custodian for certain costs, expenses, damages, liabilities and losses incurred in connection with the Custodian Agreement, except to the extent resulting from the Custodian’s negligence, willful default or fraud.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$75.72	$61.98	$81.13	$49.29

Net investment loss(a)	(0.05)	(0.04)	(0.16)	(0.11)
Net realized and unrealized gain (loss)(b)	2.83	10.14	(2.47)	22.90
Net increase (decrease) in net assets from operations	2.78	10.10	(2.63)	22.79
Net asset value per Share, end of period	$78.50	$72.08	$78.50	$72.08

Total return, at net asset value(c)(d)	3.67%	16.30%	(3.24)%	46.24%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2026 and December 31, 2025, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $60,092,738,000 at June 30, 2026 to $62,220,971,453 at September 30, 2026, a 3.54% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which rose 3.73% from $4,026.05 at June 30, 2026 to $4,176.30 at September 30, 2026, and was also affected by a decrease in the number of outstanding Shares, which fell from 793,600,000 Shares at June 30, 2026 to 792,650,000 Shares at September 30, 2026, a consequence of 23,050,000 Shares (461 Baskets) being created and 24,000,000 Shares (480 Baskets) being redeemed during the quarter.

The 3.67% increase in the NAV from $75.72 at June 30, 2026 to $78.50 at September 30, 2026 is directly related to the 3.73% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fee, which was $39,865,679 for the quarter, or 0.06% of the Trust’s average weighted assets of $63,267,356,326 during the quarter. The NAV of $87.68 on August 24, 2026 was the highest during the quarter, compared with a low during the quarter of $75.10 on July 16, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $2,136,893,204, resulting from a net realized gain of $18,003,586 from gold bullion sold to pay expenses, a net realized gain of $861,197,011 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $1,297,558,286, partially offset by a net investment loss of $39,865,679. Other than the Sponsor’s fee of $39,865,679, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2026

The Trust’s net asset value decreased from $68,376,501,330 at December 31, 2025 to $62,220,971,453 at September 30, 2026, a 9.00% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 842,850,000 Shares at December 31, 2025 to 792,650,000 Shares at September 30, 2026, a consequence of 65,800,000 Shares (1,316 Baskets) being created and 116,000,000 Shares (2,320 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was also affected by a decrease in the price of gold, which fell 3.06% from $4,307.95 at December 31, 2025 to $4,176.30 at September 30, 2026.

The 3.24% decrease in the NAV from $81.13 at December 31, 2025 to $78.50 at September 30, 2026 is directly related to the 3.06% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fee, which was $130,638,545 for the period, or 0.19% of the Trust’s average weighted assets of $69,871,112,993 during the period. The NAV of $101.77 on January 29, 2026 was the highest during the period, compared with a low during the period of $75.10 on July 16, 2026.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $1,937,162,638, resulting from an unrealized loss on investment in gold bullion of $6,946,837,721 and a net investment loss of $130,638,545, partially offset by a net realized gain of $66,686,205 from gold bullion sold to pay expenses and a net realized gain of $5,073,627,423 on gold bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $130,638,545, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,000,000 Shares (480 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/26 to 07/31/26	9,150,000	0.0188
08/01/26 to 08/31/26	9,500,000	0.0188
09/01/26 to 09/30/26	5,350,000	0.0188
Total	24,000,000	0.0188

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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
Sponsor of iShares Gold Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.